Form 10-Q
period 2011-11-30
CCJ Acquisition Corp.
filed 2012-01-17
CIK 1524872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 000-54464

CCJ ACQUISITION CORP.

(Name of small business issuer in its charter)

Florida

(State or other jurisdiction of incorporation or organization)

45-1967797

(I.R.S. Employer Identification No.)

8200 Seminole Boulevard, Seminole, Florida 33772

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (727) 322-5111

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(__) Yes (__) No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  (__) Yes (__) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (__)    Accelerated filer (__)     Non-accelerated filer (__)   Smaller reporting company ( x)                                                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (X) No (  ). The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of January 16, 2012 was 3,000,000.  There are zero (0) shares of the issuer’s preferred stock outstanding as of such date.

TABLE OF CONTENTS

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

CCJ ACQUISITION CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

	November 30, 2011 (unaudited)	May 31, 2011 (audited)

ASSETS

Current assets
Cash	$2,250	$3,000

Total assets	$2,250	$3,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$250	$500

Total current liabilities	250	500

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value; 750,000,000 shares authorized; no shares issued or outstanding	-
Common stock: $0.001 par value; 900,000,000 shares authorized; 3,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	-
Deficit accumulated during the development stage	(1,000)	(500)

Total stockholders’ equity	2,000	2,500

Total liabilities and stockholders’ equity	$2,250	$3,000

See accompanying notes and accountant’s report

Link to Table of Contents

CCJ ACQUISITION CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATIONS

	For the three month period ended November 30, 2011 (unaudited)		For the period April 21, 2011 (date of inception) through November 30, 2011 (unaudited)

REVENUE	$-	-	$-

OPERATING EXPENSES
Professional fees	500		1,000
Organization expenses	-		-
General and administrative	-		-

Loss before income taxes	(500)		(1,000)

Income tax provision	-		-

Net loss	$(500)		$(1,000)

Net loss per common share – basic and diluted	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	3,000,000

See accompanying notes and accountant’s report.

Link to Table of Contents

CCJ ACQUISITION CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF STOCKHOLDERS' EQUITY (From Inception through November 30, 2011) Fro

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
April 21, 2011 (Inception)	-	$-	$-	$-	$-

Common shares issued to founders, April 21, 2011 at $.001 per share	3,000,000	$3,000			3,000

Net loss				(500)	(500)

Balance, May 31, 2011	3,000,000	$3,000	$-	$(500)	$2,500

Net loss (unaudited)				(500)	(500)

Balance, November 30, 2011	3,000,000	$3,000	$-	$(1,000)	$2,000

See accompanying notes and accountant’s report.

Link to Table of Contents

CCJ ACQUISITION CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CASH FLOWS (unaudited)

	For the three month period ended November 30, 2011	For the period April 21, 2011 (date of inception) through November 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(500)	$(1,000)

Adjustments to reconcile net loss to net cash used in operating activities:

Increase (Decrease) in accrued liabilities	(250)	(250)

Net cash used in operating activities	(750)	(750)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Common Stock	0	3,000

Net cash from financing activities	0	3,000

Change in cash during the period	(750)	(750)
Cash, beginning of the period	3,000	3,000

Cash, end of the period	$2,250	$2,250

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes and accountant’s report

Link to Table of Contents

CCJ ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

NOVEMBER 30, 2011

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Nature of Operations

CCJ Acquisition Corp. (a development stage company) (“CCJ” or the “Company”) was incorporated in Florida on April 21, 2011, with an objective to acquire, or merge with, an operating business.  As of November 30, 2011, the Company had not yet commenced any operations.

Note 2 – Significant Accounting Policies

Development stage company

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

Going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended November 30, 2011, the Company has had no operations.  As of November 30, 2011, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to acquire an operating company and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may not be sucessful in acquiring an operating Company or raise sufficient capital or secure funds for its operating plan purposes. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Fiscal year end

The Company elected May 31 as its fiscal year ending date.

Link to Table of Contents

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Income taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

We have net operating loss carryforwards available to reduce future taxable income. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that we will not realize a future tax benefit, a valuation allowance is established.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of November 30, 2011.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Income Taxes

At May 31, 2011, the Company had a net operating loss carry–forward for Federal income tax purposes of $500 that may be offset against future taxable income through 2031  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $170, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $170.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

Note 4 – Equity

The Company has been authorized to issue 900,000,000 shares of common stock, $.001 par value.  Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution.  On April 21, 2011, the Company issued 3,000,000 shares of common stock, at par of $.001, for $3,000.

Link to Table of Contents

The Company has been authorized to issue 750,000,000 shares of $.001 par value Preferred Stock.  The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation.  There have been no preferred shares issued.

Note 5 – Related Party Transaction

As described above, on April 21, 2011, the Company sold 3,000,000 shares of its $0.001 common stock to three officers and directors of the Company for $3,000 in cash.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company has been provided office space by a member of the Board of Directors at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

The above amount is not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

Link to Table of Contents

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of CCJ Acquisition Corp. for the period ended November 30, 2011 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by CCJ Acquisition Corp.  Financial information provided in this Form 10-Q, for periods subsequent to May 31, 2011, is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion, analysis of financial condition should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow.  The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

During the next 12 months we anticipate incurring costs related to:

(i)

filing of Exchange Act reports, and

(ii)

consummating an acquisition

We anticipate that our cost for filing Exchange Act reports for the next 12 months will be approximately $2500. We anticipate that we also should be able to consummate a business combination for approximately $2500.  We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary to be loaned by our invested in us by our stockholders, management or other investors.

Link to Table of Contents

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date.  These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates.  Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, ultimately, achieve profitable operations.

We may consider a business which has recently commenced operations, in a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital.  In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our sole officer and director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.  In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and dilution of interest for present and prospective stockholders, which is like to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.  This lack of diversification should be considered to a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or perceived benefits of becoming a publicly traded corporation. We intend to contact various stock transfer agents, investment relation firms and business development entities to locate potential candidates for a business combination transaction. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock.  Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operations and Critical Accounting Policies and Estimates

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States.  The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements.  The Company’s accounting policies are more fully described in Note 2 to the Notes of Financial Statements and in the Company’s financial statements accompanying its Form 10 filing with the SEC on July 21, 2011.

Results of Operations

The Company had no revenues for the six month period ended November 30, 2011.

Link to Table of Contents

Operating expenses were $500 for the six month period ended November 30, 2011.  The expenses are for professional fees.

The Company does not expect to generate any revenue to cover the operating expenses.  The Company may incur significant other operating expenses in the fulfillment of the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company begins meaningful operations.

Liquidity and Capital Resources

As of November 30, 2011 the Company had $2,250 in cash.  Our cash decreased due to the payment of professional fees.

Our Plan of Operation for the next twelve months is to raise capital to implement our strategy. We do not have the necessary cash and revenue to satisfy our cash requirements for the next twelve months.  We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations.  If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses. However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever.

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

(a)

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending November 30, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending November 30, 2011, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, the Company’s management, including its Chief Executive Officer and Chief Financial

Link to Table of Contents

Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period ending November 30, 2011, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

This Item 4 was removed and reserved by Release No. 33-9089A, effective February 28, 2010.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description

Location Reference

(a)

Financial Statements

Filed Herewith

(b)

Exhibits required by Item 601, Regulation SB;

(3.0)

Articles of Incorporation

(3.1)

Initial Articles of Incorporation filed

See Exhibit Key

with Form 10 Registration Statement

on July 21, 2011

(3.2)

Bylaws filed with Form 10 Registration

See Exhibit Key

Statement on July 21, 2011

Link to Table of Contents

(11.0)

Statement re:  computation of per share

Note 2 to

Earnings

Financial Stmts.

(14.0)

Code of Ethics

Filed herewith

(31.1)

Certificate of Chief Executive Officer

Filed herewith

and Principal Financial and Accounting Officer

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

(32.1)

Certification of Chief Executive Officer

Filed herewith

and Principal Financial and Accounting Officer

pursuant to 18 U.S.C. § 1350,

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Exhibit Key

3.1

Incorporated by reference herein to the Company’s Form 10

Registration Statement filed with the Securities and Exchange

Commission on July 21, 2011.

3.2

Incorporated by reference herein to the Company’s Form 10

Registration Statement filed with the Securities and Exchange

Commission on July 21, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CCJ ACQUISITION CORP.

Date: January 17, 2012

By: /s/ Jay D. Solomon

Jay D. Solomon,

Chief Executive Officer

Principal Financial Officer

Principal Accounting Officer