Form 10-Q/A
period 2011-11-30
CCJ Acquisition Corp.
filed 2012-02-14
CIK 1524872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

(X) Yes (__) No

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

Large accelerated filer (__)    Accelerated filer (__)     Non-accelerated filer (__)   Smaller reporting company ( x)                                                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (X) No (  ). The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of February 14, 2012 was 3,000,000.  There are zero (0) shares of the issuer’s preferred stock outstanding as of such date.

Explanatory Note

The purpose of this Amendment No. 1 to the CCJ Acquisition Corp. Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2011, filed with the Securities and Exchange Commission on January 17, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Date: February 14, 2012

By: /s/ Jay D. Solomon

Jay D. Solomon,

Chief Executive Officer

Principal Financial Officer

Principal Accounting Officer