Form 10-Q
period 2012-02-29
CCJ Acquisition Corp.
filed 2012-04-16
CIK 1524872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 0-54464

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

Large accelerated filer (__)    Accelerated filer (__)     Non-accelerated filer (__)   Smaller reporting company ( x)                                                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (X) No (  ). The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of April 12, 2012 was 3,000,000.  There are zero (0) shares of the issuer’s preferred stock outstanding as of such date.

TABLE OF CONTENTS

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

CCJ ACQUISITION CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET

February 29, 2012 (unaudited)

ASSETS

Current assets
Cash	$2,250

Total assets	$2,250

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$500

Total current liabilities	500

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value; 750,000,000 shares authorized; no shares issued or outstanding	-
Common stock: $0.001 par value; 900,000,000 shares authorized; 3,000,000 shares issued and outstanding	3,000
Additional paid-in capital	-
Deficit accumulated during the development stage	(1,250)

Total stockholders’ equity	1,750

Total liabilities and stockholders’ equity	$2,250

See accompanying notes and accountant’s report

Link to Table of Contents

CCJ ACQUISITION CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF OPERATIONS

For the nine month period ended February 29, 2012 (unaudited)

REVENUE	$-

OPERATING EXPENSES
Professional fees	750
Organization expenses	-
General and administrative	-

Loss before income taxes	(750)

Income tax provision	-

Net loss	$(750)

Net loss per common share – basic and diluted	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	3,000,000

See accompanying notes and accountant’s report.

Link to Table of Contents

CCJ ACQUISITION CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF STOCKHOLDERS' EQUITY (From Inception through February 29, 2011)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
April 21, 2011 (Inception)	-	$-	$-	$-	$-

Common shares issued to founders, April 21, 2011 at $.001 per share	3,000,000	$3,000			3,000

Net loss				(500)	(500)

Balance, May 31, 2011	3,000,000	$3,000	$-	$(500)	$2,500

Net loss (unaudited)				(750)	(750)

Balance, February 29, 2012	3,000,000	$3,000	$-	$(1,250)	$1,750

See accompanying notes and accountant’s report.

Link to Table of Contents

CCJ ACQUISITION CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CASH FLOWS (unaudited)

For the nine month period ended February 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(750)

Adjustments to reconcile net loss to net cash used in operating activities:

Increase (Decrease) in accrued liabilities	(0)

Net cash used in operating activities	(750)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Common Stock	0

Net cash from financing activities	0

Change in cash during the period	(750)
Cash, beginning of the period	3,000

Cash, end of the period	$2,250

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-
Taxes paid	$-

See accompanying notes and accountant’s report

Link to Table of Contents

CCJ ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

FEBRUARY 29, 2012

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Nature of Operations

CCJ Acquisition Corp. (a development stage company) (“CCJ” or the “Company”) was incorporated in Florida on April 21, 2011, with an objective to acquire, or merge with, an operating business.   As of February 29, 2012, the Company had not yet commenced any operations.

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

Going Concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended February 29, 2012, the Company has had no operations.  As of February 29, 2012, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to acquire an operating company and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may not be sucessful in acquiring an operating Company or raise sufficient capital or secure funds for its operating plan purposes. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash equivalents

Link to Table of Contents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. Basic and diluted loss per share are the same due to the absence of common stock equivalents.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of February 29, 2012.

Recently issued accounting standards

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Income Taxes

At May 31, 2011, the Company had a net operating loss carry–forward for Federal income tax purposes of $500 that may be offset against future taxable income through 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $170, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $170.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

Note 4 – Equity

Link to Table of Contents

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

Note 5 – Related Party Transaction

As described above, on April 21, 2010, the Company sold 3,000,000 shares of its $0.001 common stock to three officers and directors of the Company for $3,000 in cash.

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

Note 6 – Subsequent Events

Subsequent events have been evaluated through the date of the filing.

Link to Table of Contents

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of CCJ Acquisition Corp. for the period ended February 29, 2012 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Operations

The Company had no revenues for the nine month period ended February 29, 2012.

Link to Table of Contents

Operating expenses were $750 for the nine month period ended February 29, 2012.  The expenses are for professional fees.

The Company does not expect to generate any revenue to cover the operating expenses.  The Company may incur significant other operating expenses in the fulfillment of the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company begins meaningful operations.

Liquidity and Capital Resources

As of February 29, 2012 the Company had $2,250 in cash.  Our cash decreased due to the payment of professional fees.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month period ending February 29, 2012, the Company did not issue any unregistered shares of its common stock.

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

See Exhibit Key

(31.1)

Certificate of Chief Executive Officer

Filed herewith

and Principal Financial and Accounting Officer

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

(32.1)

Certification of Chief Executive Officer

Filed herewith

and Principal Financial and Accounting Officer

pursuant to 18 U.S.C. § 1350,

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

(101.INS)

XBRL Instance Document

Filed herewith

(101.SCH)

XBRL Taxonomy Ext. Schema Document

Filed herewith

(101.CAL)

XBRL Taxonomy Ext. Calculation Linkbase Document

Filed herewith

(101.DEF)

XBRL Taxonomy Ext. Definition Linkbase Document

Filed herewith

(101.LAB)

XBRL Taxonomy Ext. Label Linkbase Document

Filed herewith

(101.PRE)

XBRL Taxonomy Ext. Presentation Linkbase Document

Filed herewith

Exhibit Key

3.1

Incorporated by reference herein to the Company’s Form 10

Registration Statement filed with the Securities and Exchange

Commission on July 21, 2011.

3.2

Incorporated by reference herein to the Company’s Form 10

Registration Statement filed with the Securities and Exchange

Commission on July 21, 2011.

14.0

Incorporated by reference herein to the Company’s Form 10-Q

Quarterly Report filed with the Securities and Exchange

Commission on January 17, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CCJ ACQUISITION CORP.

Date: April 12, 2012

By: /s/ Jay D. Solomon

Jay D. Solomon,

Chief Executive Officer

Principal Financial Officer

Principal Accounting Officer