Form 10-K
period 2012-05-31
CCJ Acquisition Corp.
filed 2012-08-29
CIK 1524872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 0-54464

CCJ ACQUISTION CORP.
(Exact Name of Registrant as specified in its charter)
Florida	45-1967797
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

8200 Seminole Blvd, Seminole, FL	33772
(Address of principal executive offices) Registrant’s telephone number, including area code	(Zip Code) 727-322-5111

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                  Name of each exchange on which registered

None

N/A

Securities registered under Section 12(g) of the Exchange Act

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.     (_) Yes (_) No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.

(_) Yes (_) No

Note – Checking the box above will not relieve any  registrant  required to file reports pursuant to Section 13 or 15 (d) of the  Exchange Act from their obligations under those Sections.

Persons who respond to the collection of information

Contained in this form are not required to respond

Unless the form displays a current valid OMB control number.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     (X) Yes (_) No

Indicate by check mark whether the resistant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   (_) Yes (X) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation s-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

(_)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (_) Non-accelerated filer (_) (Do not check if a smaller company)	Accelerated filer (_) Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

(X) Yes (_) No

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $0.00

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

(_) Yes (_) No

(APPLICABLE ONLY TO CORPORATE REGISTRNTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of August 28, 2012 was 3,000,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980)

NONE

CCJ ACQUISITION CORP.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended May 31, 2012

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of CCJ Acquisition Corp. for the year ended May 31, 2012 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this annual report.  This annual report contains forward looking statements that involve risks and uncertainties.  We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements.  Prospective investors should not place undue reliance on these forward looking statements, which apply only as of the date of this annual report.  Our actual results could differ materially from those anticipated in these forward-looking statements.

PART I

Item 1. Business.

CCJ Acquisition Corp. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Florida on April 21, 2011.  Since inception, which was April 21, 2011, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business.  The business purpose of the Company is to seek the acquisition of or merger with, and existing company.  The Company selected May 31 as its fiscal year end.

The Company, based on proposed business activities, is a “blank check” company.  The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.”  Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.  The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.   We do not currently engage in any business activities that provide cash flow.  The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As it is to the advantage of all current shareholders to advance our search for acquisition targets all shareholders will, through their personal networking, make known the objective of the company to potential prospective acquisition targets. Management, furthermore, will make known the availability of the Company’s public status to business brokers and consultants that are focused on mergers and acquisitions.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Jay D. Solomon, the sole officer and director of the Company.  As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.  In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)

 Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)

Competitive position as compared to other firms of similar size and experience within the industry segment as well as with the industry as a whole;

(c)

Strength and diversity of management, either in place or scheduled for recruitment;

(d)

Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)

The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)

The extent to which the business opportunity can be advanced;

(g)

The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)

Other relevant factors.

In applying for foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.  Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity.  If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity.

In addition, depending upon the transaction, the Company’s current stockholders may be substantially diluted to less than 20% of the total issued and outstanding shares of the surviving entity and possibly even eliminated as stockholders by an acquisition. Current shareholders will seek to either maintain an equity interest in the surviving company or a cash payment in exchange for outstanding shares, or a combination thereof.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction.  As part of such a transaction, all, or a majority of, the Company’s sole director may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders.  In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities.  The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders.  Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management.  Our sole officer and director is engaged in outside business activities and anticipates that they will devote to our business very limited time (estimated at five hours per week) until the acquisition of a successful business opportunity has been identified.  We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(a)

Reports to security holders.

(1)

The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of any such report.

(2)

The Company will file reports with the SEC.  The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3)

The public may read and copy any materials the Company files with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330.  Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

NONE

Item 2. Properties.

We neither rent nor own any properties. We utilize the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

Item 4. Mine Safety Disclosures.

NONE

PART II.

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

No public market for common stock

There is presently no public market for our common stock.  There is no assurance that a trading market will develop, or, if developed, that it will be sustained.  A purchaser of shares may, therefore, find it difficult to resell our securities offered herein should he or she desire to do so when eligible for public resale

Holders.

On May 31, 2012 there were 3 shareholders of record of our common stock.

Dividends.

Since inception we have not paid any dividends on our common stock.  We currently d not anticipate paying any cash dividends in the foreseeable future on our common stock.  Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.  Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities.

NONE

Item 6. Selected Financial Data.

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report.  The management’s discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this prospectus.

Our Business Overview.

CCJ Acquisition Corp. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Florida on April 21, 2011.  Since inception, which was April 21, 2011, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business.  The business purpose of the Company is to seek the acquisition of or merger with, and existing company.  The Company selected December 31 as its fiscal year end.

Plan of Operation.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business.  The business purpose of the Company is to seek the acquisition of or merger with, an existing company.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow.  The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As it is to the advantage of all current shareholders to advance our search for acquisition targets all shareholders will, through their personal networking, make known the objective of the company to potential prospective acquisition targets. Management, furthermore, will make known the availability of the company’s public status to business brokers and consultants that are focused on mergers and acquisitions.

During the next 12 months we anticipate incurring costs related to:

(i)

Filing of Exchange Act reports, and

(ii)

Consummating an acquisition

We anticipate that our cost for filing Exchange Act reports for the next 12 months will be approximately $2,500. We anticipate that we also should be able to consummate a business combination for approximately $2,500.  We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary to be loaned by our invested in us by our stockholders, management or other investors.

We are in the development stage, have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date.  These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates.  Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or perceived benefits of becoming a publicly traded corporation. We intend to contact various stock transfer agents, investment relation firms and business development entities to locate potential candidates for a business combination transaction. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock.  An additional perceived benefit for a private operating company in becoming public by merging with us as opposed to filing its own Form 10 registration statement is the time and money required to get through the process. This private company must take into account the consideration that such private company would have to provide to us in such a transaction as well as our obligation to file a Form 8-K in connection with such a transaction including Form 10 information regarding the private operating company. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operations and Critical Accounting Policies and Estimates.

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

Results of Operations for the development stage, April 21, 2011 (date of inception) through May 31, 2012.

The Company was organized as of April 21, 2011.  Due to the limited operations and the date of inception of April 21, 2011, the results of operations for the year ended May 31, 2012 are not comparable to a prior period.

Revenues.

Total Revenue.  Total revenues for the development stage April 21, 2011 (date of inception) through May 31, 2012 were $-0-.

Operating Expenses.

Total Operating Expenses.  Total operating expenses for the development stage August 4, 2011 (date of inception) through May 31, 2012 were $1,265.  Total operating expenses consisted of professional fees of $1,250 and general and administrative expenses of $15.

Financial Condition.

Total Assets.  Total assets at May 31, 2012 were $1,735.  Total assets consist of cash.

Total Liabilities.  Total liabilities at May 31, 2012 were $500.  Total liabilities consist of accrued expenses of $500.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $1,265 for the year ended May 31, 2012.  The Company has an accumulated loss of $1,265 during the development stage, April 21, 2011 (date of inception) through May 31, 2012.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our majority shareholder.  At May 31, 2012 we had minimal assets and working capital (cash) of $1,735.  Our working capital is due to the results of operations. Our majority shareholders have provided the financial resources to fund our operations; however, there are no commitments for future funding.

Net cash used in operating activities for the development stage April 21, 2011 (date of inception) through May 31, 2012 was $1,265.    Net cash used in operating activities includes our net income (loss) and accrued expenses.

Net cash provided by financing activities for the development stage April 21, 2011 (date of inception) through May 31, 2012 was $3,000.  Net cash provided by financing activities includes the proceeds from stock sales of $3,000.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing.  However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability.  Our Plan of Operation for the next twelve months is to raise capital to implement our strategy. We do not have the necessary cash and revenue to satisfy our cash requirements for the next twelve months.  We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations.  If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses. However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering.  We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933.  See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

Off-Balance Sheet Arrangements.

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The report of the independent registered public accounting firm and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not have any disagreements on accounting and financial disclosure with our accounting firm during the reporting period.

Item 9A. Controls and Procedures

(a)  Management’s Annual Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

As of May 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of May 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal

Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting  was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The management including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud.  A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met.  Further, the design of control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of this section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Change in Internal Control Over Financial Reporting

We have not made any significant changes to our internal controls subsequent to the Evaluation Date.  We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

Item 9B. Other Information.

NONE

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The names and ages of our directors and executive officers are set forth below.  Our Bylaws provide for not less than one and not more than fifteen directors.  All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
Jay D. Solomon	55	President, Director (1)

(1)  Mr. Solomon will serve as a director until the next annual shareholder meeting.

Background of Executive Officers and Directors.

Jay D. Solomon, President and Director

Jay D. Solomon has served as our President/Chairman of the Board of Directors since the inception of the Company. Mr. Solomon holds a B.A. degree from University of South Florida in Accounting. He sat and passed all four (4) parts of C.P.A. Exam in 1986 and is currently a licensed certified public accountant in the state of Florida. His current Memberships/Affiliations include the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Since December, 1993 when he became a partner in Godels & Solomon, L.C., C.P.A.’s he has continued as a managing member/partner in Godels & Solomon, LLC

("G&S"). His focus is "Traditional" (audit, accounting, estate & tax) and "nontraditional" (forecasts, projections, start-up’s, obtaining business financing, cash flow management services) services. His emphasis is on clients in the healthcare industry, dental industry, and resident owned mobile home park cooperatives for which he provides audit and ancillary services. However, he also provides these services, intermittently to clients in real estate, franchised fast food restaurants, marketing/distribution, automotive industry, retail, and a variety of other professional service businesses (law, architecture, mortuary services, etc.).  Additionally, he has assisted various clients in the process of taking their small privately owned companies public. Mr. Solomon was the Treasurer and a Director of MCG Diversified, Inc. (“MCG”), a reporting company with the S.E.C.  He began his positions at MCG in January 2001 and resigned on June 7, 2004.  Mr. Solomon was an integral part of the Board of Directors that constructed the acquisition of Electro Energy, Inc. through a wholly-owned subsidiary of MCG.  Electro Energy, Inc., as successor to MCG, has ceased reporting to the SEC. Mr. Solomon was the President and Chairman of the Board of Ivecon Corporation, a reporting company with the S.E.C. He began his position in 2004 and resigned in 2009. Mr. Solomon was an integral part of the Board of Directors that constructed the sale of Ivecon Corporation to Belmont Partners. Mr. Solomon resigned from the board of directors and as an officer of Ivecon on March 5, 2009.

A.

Significant Employees.  None.

B.

Family Relationships.  None.

C.

Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders of decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past ten years.

D.

The Board of Directors acts as the Audit Committee, and the Board has no separates committees.  The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such expert.  The Company intends to continue to search for a qualified individual for hire.

Legal Proceedings.

To the best of our knowledge, except as set forth herein, none of the directors or director designees to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Meetings and Committees of the Board of Directors.

We do not have a nominating committee of the Board of Directors, or any committee performing similar functions.  Nominees for election as a director are selected by the Board of Directors.

We do not yet have an audit committee or an audit committee financial expert.  We expect to form such a committee composed of our non employee directors.  We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person.  Despite the lack of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors.  Furthermore, our entire board of directors is aware of the importance of the financial and accounting duel diligence that must be undertaken in furtherance of our business and they intend to conduct a comprehensive accounting financial analysis of the Company’s business.

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served a the end of the fiscal year May 31, 2012, for services rendered in all capacities to us.  The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”  Currently, we have no employment agreements with any of our Directors or Officers.  All of our directors are unpaid.  Compensation for the future will be determined when and if additional funding is obtained.

		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Other
				Annual	Restricted	Securities	LTIP	All Other
		Salary	Bonus	Compen-	Stock	Underlying	Payouts	Compen-
Name and principal position	Year	($)	($)	sation ($)	Awards ($)	Options/SARS	($)	sation ($)
Jay D. Solomon (1), President	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) There is no employment contract with Mr. Solomon at this time.  Nor are there any agreements for compensation in the future.  A salary and stock option and/or warrants program may be developed in the future.

The Company’s sole officer and director has not received any cash remuneration since inception. He will not receive any remuneration until the consummation of an acquisition.  No remuneration of any nature has been paid for on account of services rendered by a director in such capacity. Our sole officer and director intends to devote very limited time (approximately 5 hours per week) to our affairs.

It is possible that, after the Company successfully consummates a business with an unaffiliated entity, that the entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity.  However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Compensation Committee Interlocks and Insider Participation.

Currently our Board of Directors consists of Mr. Jay D. Solomon.  We are not actively seeking additional board members at this time.  At present, the Board of Directors has not established any committees.

Director Compensation.

There are currently no compensation arrangements in place for members of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of May 31, 2012, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities.  In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable.  Subject to community property laws, where applicable, the persons or entities named below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Jay D. Solomon 8200 Seminole Blvd. Seminole, FL 33772	1,000,000	33.34%

Common Stock	Charles Godels 8200 Seminole Blvd. Seminole, FL 33772	1,000,000	33.33%

Common Stock	Nancy Hunt 8200 Seminole Blvd. Seminole, FL 33772	1,000,000	33.33
Common Stock	All beneficial owners, Executive Officers and Directors as a Group (1)	3,000,000	100%

(1) The percentages are based on of 3,000,000 shares of common stock issued and outstanding as of the date of this report

(2) A total of 3,000,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d) (1).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons.

We utilize the office space and equipment of our management at no cost.

On April 21, 2011, 1,000,000 shares were issued to Jay D. Solomon, our sole officer and director.

Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

Director Independence.

We have not:

•

Established our own definition for determining whether our director or nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current directors would not be deemed to be “independent” under any applicable definition given that he is an officer of the company; nor,

•

Established any committees of the Board of Directors.

Given the nature of our company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. The Board of Directors takes the position that management of a target business will establish:

•

Its own Board of Directors

•

Establish its own definition of “independent” as related to directors and nominees for directors,

•

Establish committees that will be suitable for its operations after the Company consummates a business combination

Item 14. Principal Accounting Fees and Services.

2012
Audit fees	750
Audit related fees	---
Tax fees	---
All other fees	---

The Company does not currently have an audit committee.  The normal functions of the audit committee are handled by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

Exhibit Number and Description

Location Reference

(a)

Financial Statements

Filed herewith

(b)

Exhibits required by Item 601, Regulation S-K;

(3.0)

Articles of Incorporation

(3.1)

Initial Articles of Incorporation filed

See Exhibit Key

with Form 10 Registration Statement

on September 13, 2011.

(3.2)

Bylaws filed with Form 10 Registration

See Exhibit Key

Statement on September 13, 2011.

(11.0)

Statement re: computation of per share

Note 2 to Financial Stmts.

Earnings.

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

Commission on July 21, 2011.

14.0

Incorporated by reference herein to the Company’s Form 10-Q

Quarterly Report filed with the Securities and Exchange

Commission on January 17, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCJ ACQUISTION CORP.

NAME	TITLE	DATE

/s/ Jay D. Solomon	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors	August 29, 2012
Jay D. Solomon

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jay D. Solomon	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors	August 29, 2012
Jay D. Solomon

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

NONE

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

 CCJ Acquisition Corp.

 St. Petersburg, Florida

I have audited the accompanying balance sheet of CCJ Acquisition Corp., a development stage company, as of May 31, 2012 and 2011 and the related statement of operations, stockholders’ equity, and cash flows for the years ended May 31, 2012 and 2011 and for the period from April 21, 2011 (date of inception) through May 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CCJ Acquisition Corp. as of May 31, 2012 and 2011 and the results of operations and cash flows for the years ended May 31, 2012 and 2011 and for the period from April 21, 2011 (date of inception) through May 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Peter Messineo, CPA

Palm Harbor, Florida

August 20, 2012

CCJ ACQUISITION CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

	May 31, 2012	May 31, 2011

ASSETS

Current assets
Cash	$1,735	$3,000

Total assets	$1,735	$3,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$500	$500

Total current liabilities	500	500

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value; 750,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 900,000,000 shares authorized; 3,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(1,765)	(500)

Total stockholders’ equity	1,235	2,500

Total liabilities and stockholders’ equity	$1,735	$3,000

See accompanying notes to the financial statements

CCJ ACQUISITION CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	For the year ended		From Inception, April 21, 2011 through
	May 31, 2012	May 31, 2011	May 31, 2012

REVENUE	$-	$-	$-

OPERATING EXPENSES
Professional fees	1,250	500	1,750
General and administrative	15		15
Total operating expenses	1,265	500	1,765

Loss before income taxes	(1,265)	(500)	(1,765)

Income tax provision	-	-	-

Net loss	$(1,265)	$(500)	$(1,765)

Net loss per common share – basic and diluted	$-	$-

Weighted average number of common shares outstanding – basic and diluted	3,000,000	3,000,000

See accompanying notes to the financial statements.

CCJ ACQUISITION CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS' EQUITY For the Year Ended May 31, 2012
	Common Stock
	Shares	Amount	Additional	Accumulated	Total
			Paid in	Deficit	Stockholders' Equity
			Capital

April 21, 2011 (Inception)	-	$-	$-	$-	$-

Common shares issued to founders, April 21, 2011 at $.001 per share	3,000,000	3,000	-	-	3,000

Net loss				(500)	(500)
Balance, May 31, 2011	3,000,000	3,000	-	(500)	2,500

Net loss				(1,265)	(1,265)
Balance, May 31, 2012	3,000,000	$3,000	$-	$(1,765)	$1,235

See accompanying notes to the financial statements.

CCJ ACQUISITION CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	For the Year Ended	From Inception, April 21, 2011 through	From Inception, April 21, 2011 through
	May 31, 2012	May 31, 2012	May 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,265)	$(1,765)	$(500)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in accrued liabilities	-	500	500

Net cash used in operating activities	(1,265)	(1,265)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Common Stock	-	3,000	3,000

Net cash from financing activities	-	3,000	3,000

Change in cash during the period	(1,265)	1,735	3,000
Cash, beginning of the period	3,000	-	-

Cash, end of the period	$1,735	$1,735	$3,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

See accompanying notes to the financial statements

CCJ ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

MAY 31, 2012

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Nature of Operations

CCJ Acquisition Corp. (a development stage company) (“CCJ” or the “Company”) was incorporated in Florida on April 21, 2011, with an objective to acquire, or merge with, an operating business.   As of May 31, 2012, the Company had not yet commenced any operations.

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

Going Concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the periods ended May 31, 2012 and 2011, the Company has had no operations.  As of May 31, 2012, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to acquire an operating company and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may not be sucessful in acquiring an operating Company or raise sufficient capital or secure funds for its operating plan purposes. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of May 31, 2012.

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

Note 3 – Income Taxes

At May 31, 2012, the Company had a net operating loss carry–forward for Federal income tax purposes of $1,765 that may be offset against future taxable income that will start phasing out in 2031  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $600, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $600.

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

Note 6 – Subsequent Events

Management has evaluated subsequent events and is not aware of any significant events that occurred subsequent to the balance sheet date through the date of this filing with the Securities and Exchange Commission (“SEC”) that would have a material impact on our financial statements.