Form 10-Q
period 2012-08-31
CCJ Acquisition Corp.
filed 2012-10-15
CIK 1524872

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐.

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of October 15, 2012 was 3,000,000.  There are zero (0) shares of the issuer’s preferred stock outstanding as of such date.

Part I.  Financial Information

Item 1.  Financial Statements

CCJ Acquisition Corp.
(A Development Stage Company)
Balance Sheets

	August 31,	May 31,
	2012	2012
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$940	$1,735
Total Current Assets	940	1,735

TOTAL ASSETS	$940	$1,735

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$250	$500

TOTAL LIABILITIES	250	500

Stockholders' Equity
Preferred stock: 750,000,000 authorized; $0.001 par
Value; 0 shares issued and outstanding	-	-
Common stock: 900,000,000 authorized; $0.001 par	3,000	3000
Value; 3,000,000 shares issued and outstanding	-	-
Additional paid in capital	-	-
Accumulated deficit during development stage	(2,310)	(1,765)
Total Stockholders' Equity	690	1,235

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$940	$1,735

See notes to unaudited financial statements

CCJ Acquisition Corp.
(A Development Stage Company)
Statements of Operations

			April 21, 2011
	For the 3 Months Ended		(inception)
	August 31,		August 31,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)

Revenues	$-	-	$-

Operating Expenses
Professional	500	250	2,250
General and administrative	45	-	60
Total operating expenses	545	250	2,310

Net loss from operations	(545)	(250)	(2,310)

Other income (expense)
Interest expense	-	-	-
Income taxes	-	-	-

Net loss	$(545)	$(250)	$(2,310)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	3,000,000	3,000,000

See notes to unaudited financial statements

CCJ Acquisition Corp.
(A Development Stage Company)
Statement of Stockholders' Equity

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of April 21, 2011	-	$-	$-	$-	$-

Common shares issued:
April 21, 2011, to founders for cash at $.001 per share	3,000,000	3,000	-	-	3,000

Net loss				(500)	(500)

Balance as of May 31, 2011	3,000,000	3,000	-	(500)	2,500

Net loss (audited)				(1,265)	(1,265)

Balance as of May 31, 2012	3,000,000	3,000	-	(1,765)	1,235

Net loss (unaudited)				(545)	(545)

Balance, August 31, 2012	3,000,000	$3,000	$-	$(2,310)	$690

See notes to unaudited financial statements

CCJ Acquisition Corp.
(A Development Stage Company)
Statements of Cash Flows

			April 21, 2011
			(inception)
	For the 3 Months Ended		through
	August 31,		August 31,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(545)	$(250)	$(2,310)
Adjustment to reconcile Net Income to net cash provided by operations:
Changes in assets and liabilities:
Accounts payable	(250)	(500)	250
Net Cash Used in Operating Activities	(795)	(750)	(2,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	3,000
Net Cash Provided by Financing Activates	-	-	3,000

Net increase (decrease) in cash and cash equivalents	(795)	(750)	940
Cash and cash equivalents, beginning of period	1,735	3,000	-
Cash and cash equivalents, end of period	$940	$2,250	$940

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash transactions:
Forgiveness of debt and accrued interest, shareholder	$-	$-	$-

 See notes to unaudited financial statements

CCJ ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
August 31, 2012

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Nature of Operations

CCJ Acquisition Corp. (a development stage company) (“CCJ” or the “Company”) was incorporated in Florida on April 21, 2011, with an objective to acquire, or merge with, an operating business.  As of August 31, 2012, the Company had not yet commenced any operations.

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

Going Concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended August 31, 2012, the Company has had no operations.  As of August 31, 2012, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to acquire an operating company and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may not be sucessful in acquiring an operating Company or raise sufficient capital or secure funds for its operating plan purposes. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of August 31, 2012.

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

Note 3 – Income Taxes

At August 31, 2012, the Company had a net operating loss carry–forward for Federal income tax purposes of $2,310 that may be offset against future taxable income that will start phasing out in 2031  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $785, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $785.

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

Results of Operations

The Company had no revenues for the three month period ended August 31, 2012.

Operating expenses were $545 for the three month period ended August 31, 2012.  The expenses are for professional fees and general and administrative expenses.

The Company does not expect to generate any revenue to cover the operating expenses.  The Company may incur significant other operating expenses in the fulfillment of the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company begins meaningful operations.

Liquidity and Capital Resources

As of August 31, 2012 the Company had $940 in cash.  Our cash decreased due to the payment of professional fees and administrative expenses.

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

With respect to the period ending August 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending August 31, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b)           Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ending August 31, 2012, the Company did not issue any unregistered shares of its common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description		Location Reference

(a) Financial Statements		Filed Herewith

(b) Exhibits required by Item 601, Regulation SB;

(3.0) Articles of Incorporation

	(3.1) Initial Articles of Incorporation filed with Form 10 Registration Statement on July 21, 2011	See Exhibit Key

	(3.2) Bylaws filed with Form 10 Registration Statement on July 21, 2011	See Exhibit Key

	(11.0) Statement re: computation of per share Earnings	Note 2 to Financial Stmts.

	(14.0) Code of Ethics	See Exhibit Key

	(31.1) Certificate of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

	(32.1) Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the	Filed herewith
Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document	Filed herewith

(101.SCH)	XBRL Taxonomy Ext. Schema Document	Filed herewith

(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document	Filed herewith

(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document	Filed herewith

(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document	Filed herewith

(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document	Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.2	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

14.0	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on January 17, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CCJ ACQUISITION CORP.

Date: October 15, 2012	By:	/s/ Jay D. Solomon
Jay D. Solomon, Chief Executive Officer Principal Financial Officer Principal Accounting Officer