Form 10-Q
period 2012-11-30
CCJ Acquisition Corp.
filed 2013-01-22
CIK 1524872

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012
or
☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of January 18, 2013 was 3,000,000. There are zero (0) shares of the issuer’s preferred stock outstanding as of such date.

Part I.  Financial Information

Item 1.  Financial Statements

CCJ Acquisition Corp. (A Development Stage Company) Balance Sheets

	November 31, 2012 (unaudited)	May 31, 2012 (audited)
ASSETS
Current assets
Cash and cash equivalents	$17	$1,735
Total Current Assets	17	1,735

TOTAL ASSETS	$17	$1,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$250	$500

TOTAL LIABILITIES	$250	$500

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value; 750,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock: $0.001 par value; 900,000,000 shares authorized; 3,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	-
Accumulated deficit during the development stage	(3,233)	(1,765)

Total Stockholders’ Equity	(233)	1,235

Total liabilities and stockholders’ equity	$17	$1,735

See accompanying notes to unaudited financial statements.

CCJ Acquisition Corp.
(A Development Stage Company)
Statement of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended		April 21, 2011 (inception date) through
	Nov. 30, 2012	Nov. 30, 2011	Nov. 30, 2012	Nov. 30, 2011	Nov. 30, 2012

Revenues	$-	$-	$-	$-	$-

Operating Expenses:
Professional	878	250	1,378	500	3,128
General and Administrative	45	-	90	-	105
Total expenses	923	250	1,468	500	3,233

Net Loss From Operations	(923)	(250)	(1,468)	(500)	(3,233)

Other Income (expense)
Interest Expense	-	-	-	-	-
Income Tax Provision	-	-	-	-	-

Net Loss	$(923)	$(250)	$(1,468)	$(500)	$(3,233)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	3,000,000	3,000,000	3,000,000	3,000,000

See accompanying notes to unaudited financial statements.

CCJ ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
(From Inception through August 31, 2012)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance as of April 21, 2011 (Inception)	-	$-	$-	$-	$-

Common shares issued to founders for cash, April 21, 2011 at $.001 per share	3,000,000	$3,000	-	-	3,000

Net loss				(500)	(500)

Balance as of May 31, 2011	3,000,000	$3,000	$-	$(500)	$2,500

Net loss (audited)				(1,265)	(1,265)

Balance as of May 31, 2012	3,000,000	3,000	-	(1,765)	1,235

Net loss (unaudited)	-	-	-	(1,468)	(1,468)

Balance as of November 30, 2012	3,000,000	$3,000	$-	$(3,233)	$(233)

See accompanying notes to unaudited financial statements.

CCJ Acquisition Corp. (A Development Stage Company) Statements of Cash Flows

			April 21, 2011
			(inception)
	For the 6 Months Ended		through
	November 30,		November 30,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,468)	$(500)	$(3,233)
Adjustment to reconcile Net Income to net
cash provided by operations:
Changes in assets and liabilities:
Accounts payable	(250)	(250)	250
Net Cash Used in Operating Activities	(1,718)	(750)	(2,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	3,000
Net Cash Provided by Financing Activates	-	-	3,000

Net increase (decrease) in cash and cash equivalents	(1,718)	(750)	17
Cash and cash equivalents, beginning of period	1,735	3,000	-
Cash and cash equivalents, end of period	$17	$2,250	$17

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash transactions:
Forgiveness of debt and accrued interest, shareholder	$-	$-	$-

See accompanying notes to unaudited financial statements.

CCJ ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
November 30, 2012

NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

Note 1 – Nature of Operations

CCJ Acquisition Corp. (a development stage company) (“CCJ” or the “Company”) was incorporated in Florida on April 21, 2011, with an objective to acquire, or merge with, an operating business. As of November 30, 2012, the Company had not yet commenced any operations.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended November 30, 2012, the Company has had no operations. As of November 30, 2012, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to acquire an operating company and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may not be sucessful in acquiring an operating Company or raise sufficient capital or secure funds for its operating plan purposes. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of November 30, 2012.

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

Note 3 – Income Taxes

At November 30, 2012, the Company had a net operating loss carry–forward for Federal income tax purposes of $3,233 that may be offset against future taxable income that will start phasing out in 2031. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $1,099, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $1,099.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of CCJ Acquisition Corp. for the period ended November 30, 2012 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by CCJ Acquisition Corp. Financial information provided in this Form 10-Q, for periods subsequent to May 31, 2012, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

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

Results of Operations

The Company had no revenues for the six month period ended November 30, 2012.

Operating expenses were $923 and $1,468 for the three and six month periods ended November 30, 2012.  The expenses are for professional fees and general and administrative expenses.

The Company does not expect to generate any revenue to cover the operating expenses.  The Company may incur significant other operating expenses in the fulfillment of the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company begins meaningful operations.

Liquidity and Capital Resources

As of November 30, 2012 the Company had $17 in cash.  Our cash decreased due to the payment of professional fees and administrative expenses.

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

With respect to the period ending November 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending November 30, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)          Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ending November 30, 2012, the Company did not issue any unregistered shares of its common stock.

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
pursuant to 18 U.S.C. § 1350,
as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

(101.INS)**		XBRL Instance Document	Filed herewith
(101.SCH)**		XBRL Taxonomy Ext. Schema Document	Filed herewith
(101.CAL)**		XBRL Taxonomy Ext. Calculation Linkbase Document	Filed herewith
(101.DEF) **		XBRL Taxonomy Ext. Definition Linkbase Document	Filed herewith
(101.LAB)**		XBRL Taxonomy Ext. Label Linkbase Document	Filed herewith
(101.PRE)**		XBRL Taxonomy Ext. Presentation Linkbase Document	Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10
Registration Statement filed with the Securities and Exchange
Commission on July 21, 2011.

3.2	Incorporated by reference herein to the Company’s Form 10
Registration Statement filed with the Securities and Exchange
Commission on July 21, 2011.

14.0	Incorporated by reference herein to the Company’s Form 10-Q
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

CCJ ACQUISITION CORP.

Date: January 18, 2013	By:	/s/ Jay D. Solomon
Jay D. Solomon,
Chief Executive Officer Principal Financial Officer Principal Accounting Officer