Form 10-Q
period 2013-02-28
CCJ Acquisition Corp.
filed 2013-06-05
CIK 1524872

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ Yes ☐ No

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 14, 2013 was 3,000,000. There are zero (0) shares of the issuer’s preferred stock outstanding as of such date.

Part I. Financial Information

Item 1. Financial Statements

CCJ Acquisition Corp.
(A Development Stage Company)
Condensed Balance Sheets

	February 28,	May 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$362	$1,735
Total Current Assets	362	1,735

TOTAL ASSETS	$362	$1,735

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,177	$500
Loans from Shareholders	390	0
TOTAL LIABILITIES	1,567	500

Stockholders' Equity
Preferred stock: 750,000,000 authorized; $0.001 par
Value; 0 shares issued and outstanding	-	-
Common stock: 900,000,000 authorized; $0.001 par	3,000	3,000
Value; 3,000,000 shares issued and outstanding	-	-
Additional paid in capital	-	-
Accumulated deficit during development stage	(4,205)	(1,765)
Total Stockholders' Equity	(1,205)	1,235

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$362	$1,735

See notes to unaudited condensed financial statements

CCJ Acquisition Corp.
(A Development Stage Company)
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended (Unaudited)				For the Nine Months Ended (Unaudited)				April 21, 2011 (inception date) through
	Feb. 28, 2013		Feb. 29, 2012		Feb. 28, 2013		Feb. 29, 2012		Feb. 28, 2013
									(Unaudited)

Revenues	$	---	$	---	$	---	$	---	$ ---

Operating Expenses:
Professional		927		0		2,305		500	3,128
General and Administrative		45		---		135		---	105
Total expenses		972		0		2,440		500	3,233

Net Loss From Operations		(972)		(0)		(2,440)		(500)	(3,233)

Other Income (expense)
Interest Expense		---		---		---		---	---
Income Tax Provision		---		---		---		---	---

Net Loss		$(972)		$(0)		$(2,440)		$(500)	$(3,233)

Basic and diluted loss per share		$(0.00)		$(0.00)		$(0.00)		$(0.00)
Weighted average number of shares outstanding		3,000,000		3,000,000		3,000,000		3,000,000

See notes to unaudited condensed financial statements

CCJ Acquisition Corp.
(A Development Stage Company)
Condensed Statement of Stockholders' Equity

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of April 21, 2011	-	$-	$-	$-	$-

Common shares issued:
April 21, 2011, to founders for cash at $.001 per share	3,000,000	3,000	-		3,000
Net loss				(500)	(500)

Balance as of May 31, 2011	3,000,000	3,000	-	(500)	2,500

Net loss (audited)				(1,265)	(1,265)

Balance as of May 31, 2012	3,000,000	3,000	-	(1,765)	1,235

Net loss (unaudited)				(2,440)	(2,440)

Balance, February 28, 2013	3,000,000	$3,000	$-	$(4,205)	$(1,205)

See notes to unaudited condensed financial statements

CCJ Acquisition Corp.
(A Development Stage Company)
Condensed Statements of Cash Flows

			April 21, 2011
			(inception)
	For the 9 Months Ended		through
	February 28,		February 28,
	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,440)	$(500)	$(4,205)
Adjustment to reconcile Net Income to net cash provided by operations:
Changes in assets and liabilities:
Accounts payable	677	(500)	1,177
Net Cash Used in Operating Activities	(1,763)	(750)	(3,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	390		390
Issuance of common stock	-	-	3,000
Net Cash Provided by Financing Activates	390	-	3,390

Net increase (decrease) in cash and cash equivalents	(1,373)	(750)	362
Cash and cash equivalents, beginning of period	1,735	3,000	-
Cash and cash equivalents, end of period	$362	$2,250	$362

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See notes to unaudited condensed financial statements

CCJ ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
FEBRUARY 28, 2013
(unaudited)

Note 1 – Nature of Operations

CCJ Acquisition Corp. (a shell company company) (“CCJ” or the “Company”) was incorporated in Florida on April 21, 2011, with an objective to acquire, or merge with, an operating business. As of February 28 , 2013, the Company had not yet achieved our objective or entered into any agreements.

Fiscal year end

The Company elected May 31 as its fiscal year ending date.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended February 28, 2013, the Company has had no operations. As of February 28, 2013, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to acquire an operating company and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may not be sucessful in acquiring an operating Company or raise sufficient capital or secure funds for its operating plan purposes. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Significant Accounting Policies

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended February 29, 2012 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the nine month period ended February 28, 2013 are not necessarily indicative of the results for the full fiscal year ending May 31, 2013.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents totaled $362 and $1,735 at February 28, 2013 and May 31, 2012, respectively.

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

Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of February 28, 2013.

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

Note 4 – Income Taxes

At February 28, 2013, the Company had a net operating loss carry–forward for Federal income tax purposes of $3,233 that may be offset against future taxable income that will start phasing out in 2031 No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $1,099, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $1,099.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

Note 5 – Equity

Common Stock

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

Preferred Stock

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

Note 6 – Related Party Transactions

As described above, on April 21, 2011, the Company sold 1,000,000 shares of its $0.001 common stock to an officer and director of the Company for $1,000 in cash.

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

The above amounts are not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

Note 7 – Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

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

Critical Accounting Policies

We prepare our condensed financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K

Our Plan of Operation for the next twelve months is to raise capital to implement our strategy. We do not have the necessary cash and revenue to satisfy our cash requirements for the next twelve months. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses. However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever.

Financial Condition

Results of Operations

For the three and nine months ended February 28, 2013 and 2012
The Company had no revenues for the three and nine month periods ended February 28, 2013 and February 29, 2012.

Operating expenses were $972 and $2,440 for the three and nine month periods ended February 28, 2013 and $0 and $500 for the three and nine month periods ended February 29, 2012. The expenses are for professional fees and general and administrative expenses.

The Company does not expect to generate any revenue to cover the operating expenses. The Company may incur significant other operating expenses in the fulfillment of the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company begins meaningful operations.

Liquidity and Capital Resources

As of February 28, 2013 the Company had $362 in cash. Our cash decreased due to the payment of professional fees and administrative expenses.

We are not aware of any known trends, demands. Commitments, events or uncertainties that will result or are reasonably likely to materially affect our liquidity.

We do not have any material commitments for capital expenditures as of February 28, 2013.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of February 28, 2013, have concluded that as of such date the Company’s disclosure controls and procedures were ineffective. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by a single individual, without adequate compensating controls.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None,

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description			Location Reference

(a)	Financial Statements		Filed Herewith

(b)	Exhibits required by Item 601, Regulation SB;

(3)	Articles of Incorporation

	(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on July 21, 2011	See Exhibit Key

	(3.2)	Bylaws filed with Form 10 Registration Statement on July 21, 2011	See Exhibit Key

(11.0)	Statement re: computation of per share Earnings		Note 2 to Financial Stmts.

(14.0)	Code of Ethics		See Exhibit Key

(31.1)	Certificate of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.2	Incorporated by reference herein to the Company’s Form 10Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

14.0	Incorporated by reference herein to the Company’s Form 10-QQuarterly Report filed with the Securities and Exchange Commission on January 17, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CCJ ACQUISITION CORP.

Date: June 4, 2013	By:	/s/ Jay D. Solomon
Jay D. Solomon,
Chief Executive Officer Principal Financial and Accounting Officer