Form 10-K
period 2013-05-31
Thunder Fusion Corp
filed 2013-08-30
CIK 1524872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 000-54464

THUNDER FUSION CORPORATION
(Exact Name of Registrant as specified in its charter)

Florida	45-1967797
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

150 Rainville Road, Tarpon Springs, Florida	34689
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  727-934-9593

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the resistant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation s-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $0.00

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of August 28, 2013 was 15,000,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980)

NONE

THUNDER FUSION CORPORATION

ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended May 31, 2013

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Thunder Fusion Corporation f/k/a CCJ Acquisition Corp., for the year ended May 31, 2013 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

PART I

Item 1. Business.

Thunder Fusion Corporation f/k/a CCJ Acquisition Corp. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Florida on April 21, 2011.  Since inception, which was April 21, 2011, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and had made no efforts to identify a possible business combination.  The business purpose of the Company has been to seek the acquisition of or merger with, and existing company.  The Company selected May 31 as its fiscal year end.

As of May 31, 2013, the Company, based on proposed business activities, is a “blank check” company.  The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.”  Under SEC Rule 12b-2 under the Exchange Act, the Company also qualified as a “shell company,” because it had no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  As of our year end, the Company had not entered into any definitive agreement with any party, nor had there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  Subsequent to our year-end we were subject to a change in control which has resulted in the new majority shareholder and our board of director members causing assets to be assigned to the Company.

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

On May 31, 2013 there were 3 shareholders of record of our common stock.

Dividends.

Since inception we have not paid any dividends on our common stock.  We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.  Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.  Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

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

Our Business Overview.

Thunder Fusion Corporation (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Florida on April 21, 2011.  Since inception, which was April 21, 2011, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and, as of May 31, 2013 had made no efforts to identify a possible business combination.  Subsequent to our May 31, 2013 year-end we were subject to a change in control which has resulted in the new majority shareholder and our board of director members causing assets to be assigned to the Company. The Company selected May 31 as its fiscal year end.

Plan of Operation.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through utilization of our assets acquired subsequent to our year end.

We do not currently engage in any business activities that provide cash flow.  The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. We may choose to raise funds from a private offering of our securities under Rule 506 of Regulation D. There is no assurance that we will be able to obtain any such equity funding.

During the next 12 months we anticipate incurring costs related to:

(i)    Filing of Exchange Act reports, and

(ii)   Business development

We anticipate that our cost for filing Exchange Act reports for the next 12 months will be approximately $7,500. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary to be loaned by our invested in us by our stockholders, management or other investors.

We are in the development stage, have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date.  These conditions raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, generate revenue from our assets, and ultimately, achieve profitable operations.  We will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.

Results of Operations and Critical Accounting Policies and Estimates.

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States.  The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements.  The Company’s accounting policies are more fully described in Note 2 to the Notes of Financial Statements.

Results of Operations for the development stage, April 21, 2011 (date of inception) through May 31, 2013.

The Company was organized as of April 21, 2011.  Due to the limited operations and the date of inception of April 21, 2011, the results of operations for the year ended May 31, 2013 are not comparable to a prior period.

Revenues.

Total Revenue.  Total revenues for the development stage April 21, 2011 (date of inception) through May 31, 2013 were $-0-.

Operating Expenses.

Total Operating Expenses.  Total operating expenses for the development stage April 21, 2011 (date of inception) through May 31, 2013 were $6,902.  Total operating expenses consisted of professional fees of $6,557 and general and administrative expenses of $345.

Financial Condition.

Total Assets.  Total assets at May 31, 2013 were $130.  Total assets consist of cash.

Total Liabilities.  Total liabilities at May 31, 2013 were $4,032.  Total liabilities consist of accrued expenses of $2,502 and loans from Shareholders of 1,530.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $5,137 for the year ended May 31, 2013.  The Company has an accumulated loss of $6,902 during the development stage, April 21, 2011 (date of inception) through May 31, 2013.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our shareholders.  At May 31, 2013 we had minimal assets and working capital (cash) of $130.  Our working capital is due to the capital contributions of our shareholders. Our shareholders have provided the financial resources to fund our operations; however, there are no commitments for future funding.

Net cash used in operating activities for the development stage April 21, 2011 (date of inception) through May 31, 2013 was $4,400.    Net cash used in operating activities includes our net income (loss) and accrued expenses.

Net cash provided by financing activities for the development stage April 21, 2011 (date of inception) through May 31, 2013 was $4,530.  Net cash provided by financing activities includes the proceeds from stock sales of $3,000.

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

Subsequent Events.

On July 25, 2013, Dr. Ruggero M. Santilli acquired from Company shareholders, Jay D. Solomon, Charles Godels and Nancy Hunt, a control block of stock in the Company consisting of two million nine hundred forty thousand (2,940,000) shares of restricted common stock of the Company for $35,000.00.  Dr. Santilli utilized his own funds to acquire the shares of common stock of the Company.  As a result of this acquisition, Dr. Ruggero M. Santilli owns 98% of the issued and outstanding shares of common stock of the Company.  There are no arrangements or understandings with the former and new control groups regarding the election of directors or other matters. On July 25, 2013, Dr. Ruggero M. Santilli and Ms. Carla Santilli were appointed to the Board of Directors of the Company.  On July 25, 2013, Dr. Ruggero M. Santilli was appointed President, Chief Executive Officer, Principal Executive Officer and Principal Accounting Officer of the Company.  Also on July 25, 2013, Carla Santilli was appointed Secretary and Treasurer for the Company.  The background information for each of these individual is set forth below. On July 25, 2013, Jay D. Solomon resigned his position as Director and President of the Company.  A meeting of the Board of Directors of the Company took place whereby the Board’s approval of this resignation was given by written consent.

On July 29, 2013, the Company filed with the Florida Secretary of State, Articles of Amendment to its Articles of Incorporation (the “Amendment”) which changed the name of the Company from CCJ Acquisition Corp. to Thunder Fusion Corporation.  The Amendment also changed the principal office address of the Company to 150 Rainville Road, Tarpon Springs, Florida 34689.

On August 10, 2013, the Company entered into an Asset Assignment Agreement (the “IBR Assignment Agreement”) with Institute For Basic Research, Inc., a Florida corporation (“IBR”) that also is beneficially controlled by our CEO, Dr. Santilli.  Pursuant to the IBR Assignment Agreement, IBR irrevocably assigned to the Company all rights, title, ownership and interests in all of IBR’s internet website domain name assets, owned and hereinafter acquired by IBR including, but not limited to, all physical and intangible assets and intellectual property related to the assets.

On August 11, 2013, Thunder Fusion Corporation (the “Company”) entered into an Asset Assignment Agreement (the “Assignment Agreement”) with HyFuels, Inc., a Florida corporation (“HyFuels”) beneficially controlled by our Chief Executive Officer, Dr. Ruggero M. Santilli. Pursuant to the Assignment Agreement, HyFuels irrevocably assigned to the Company all physical assets, intangible assets, accounts receivable, intellectual property, accounting software, billing software, client lists, client prospects, trade secrets, proprietary property, the intellectual and physical property known as intermediate nuclear fusion without radiation, the physical property consisting of seven (7) Hadronic reactors, all copyrights, patents, patent applications, patent assignments, trademarks and anything having commercial or exchange value and the like.

As a result of the execution of the Asset Assignment Agreement with HyFuels and the IBR Assignment Agreement, and resulting acquisition of the assets identified in such agreements, the Company has completed transactions that had the effect of causing it to cease being a shell company as defined in Securities and Exchange Commission Rule 12b-2.

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

Item 9A. Controls and Procedures

(a)  Management’s Annual Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

As of May 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of May 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting  was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The management including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud.  A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met.  Further, the design of control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company have been detected.

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

Item 9B. Other Information.

NONE

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The names and ages of our directors and executive officers as of May 31, 2013 are set forth below.  Our Bylaws provide for not less than one and not more than fifteen directors.  All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
Jay D. Solomon	55	President, Director (1)

(1) Mr. Solomon submitted his resignation on July 25, 2013.

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

We do not yet have an audit committee or an audit committee financial expert.  We expect to form such a committee composed of our non-employee directors.  We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person.  Despite the lack of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors.  Furthermore, our entire board of directors is aware of the importance of the financial and accounting duel diligence that must be undertaken in furtherance of our business and they intend to conduct a comprehensive accounting financial analysis of the Company’s business.

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served a the end of the fiscal year May 31, 2013, for services rendered in all capacities to us.  The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”  Currently, we have no employment agreements with any of our Directors or Officers.  All of our directors are unpaid.  Compensation for the future will be determined when and if additional funding is obtained.

		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Other
				Annual	Restricted	Securities	LTIP	All Other
Name and		Salary	Bonus	Compen-	Stock	Underlying	Payouts	Compen-
principal position	Year	($)	($)	sation ($)	Awards ($)	Options/SARS	($)	sation ($)
Jay D. Solomon (1), President	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-
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

Compensation Committee Interlocks and Insider Participation.

As of May 31, 2013 our Board of Directors consisted of Mr. Jay D. Solomon. At present, the Board of Directors has not established any committees.

Director Compensation.

There are currently no compensation arrangements in place for members of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of May 31, 2013, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Jay D. Solomon 8200 Seminole Blvd. Seminole, FL 33772	1,000,000	33.33%

Common Stock	Charles Godels 8200 Seminole Blvd. Seminole, FL 33772	1,000,000	33.33%

Common Stock	Nancy Hunt 8200 Seminole Blvd. Seminole, FL 33772	1,000,000	33.33%

Common Stock	All beneficial owners, Executive Officers and Directors as a Group (1)	3,000,000	100%

(1) The percentages are based on of 3,000,000 shares of common stock issued and outstanding as of May 31, 2013.
(2) A total of 3,000,000 shares of our common stock are considered to be outstanding as of May 31, 2013 pursuant to SEC Rule 13d-3(d) (1).

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

Given the nature of our company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. The Board of Directors takes the position that management of a target business will establish:

•	Its own Board of Directors

•	Establish its own definition of “independent” as related to directors and nominees for directors,

•	Establish committees that will be suitable for its operations after the Company consummates a business combination

Item 14. Principal Accounting Fees and Services.

2013
Audit fees	2,100
Audit related fees	---
Tax fees	---
All other fees	---

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

		(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on July 21, 2011.	See Exhibit Key

		(3.2)	Bylaws filed with Form 10 Registration Statement on July 21, 2011.	See Exhibit Key

	(11.0)		Statement re: computation of per share Earnings.	Note 2 to Financial Stmts.

	(14.0)		Code of Ethics	See Exhibit Key

	(31.1)		Certificate of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

	(32.1)		Certification of Chief Executive Officer And Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(101.INS)	XBRL Instance Document	Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document	Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document	Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document	Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document	Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document	Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.2	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

14.0	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on January 17, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER FUSION CORPORATION

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors	August 29, 2013
Dr. Ruggero M. Santilli

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors	August 29, 2013
Dr. Ruggero M. Santilli
/s/ Carla Santilli	Director	August 29, 2013
Carla Santilli

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants
Which Have Not Registered Securities Pursuant to Section 12 of the Act

NONE

THUNDER FUSION CORPORATION
f/k/a CCJ ACQUISITION CORP.
(A Development Stage Entity)

INDEX TO FINANCIAL STATEMENTS

Messineo & Co, CPAs LLC 2451 N McMullen Booth Rd Ste. 309 Clearwater, FL 33759-1362 T: (727) 421-6268 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Thunder Fusion Corporation f/k/a CCJ Acquisition Corp.
St. Petersburg, Florida

We have audited the accompanying balance sheet of Thunder Fusion Corporation, f/k/a CCJ Acquisition Corp., (a development stage entity) as of May 31, 2013 and 2012 and the related statement of operations, stockholder’s equity and cash flows for the years then ended and the period from April 21, 2011 (date of inception) through May 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thunder Fusion Corporation, f/k/a CCJ Acquisition Corp., (a development stage entity) as of May 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and for the period from April 21, 2011 (date of inception) through May 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss, has not emerged from the development stage, and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co, CPAs LLC
Clearwater, Florida
August 29, 2013

THUNDER FUSION CORPORATION
f/k/a CCJ ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	May 31, 2013	May 31, 2012

ASSETS

Current assets
Cash	$130	$1,735

Total assets	$130	$1,735

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$2,502	$500
Loans from Shareholders	1,530	0

Total current liabilities	4,032	500

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock: $0.001 par value; 750,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 900,000,000 shares authorized; 15,000,000 and 15,000,000 shares issued and outstanding *	15,000	15,000
Additional paid-in capital	(12,000)	(12,000)
Deficit accumulated during the development stage	(6,902)	(1,765)

Total stockholders’ equity (deficit)	(3,902)	1,235

Total liabilities and stockholders’ equity	$130	$1,735

* On August 12, 2013, the Board of Directors effectuated a 5 for 1 forward stock split.  The shares have been retroactively restated to reflect the forward stock split.

See accompanying notes to the financial statements

THUNDER FUSION CORPORATION
f/k/a/ CCJ ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the year ended May 31, 2013	For the year ended May 31, 2012	From Inception, April 21, 2011 through May 31, 2013

REVENUE	$-	$-	$-

OPERATING EXPENSES
Professional fees	4,807	1,250	6,557
Organization expenses	-	-	-
General and administrative	330	15	345

Loss before income taxes	(5,137)	(1,265)	(6,902)

Income tax provision	-	-	-

Net loss	$(5,137)	$(1,265)	$(6,902)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted *	15,000,000	15,000,000

* On August 12, 2013, the Board of Directors effectuated a 5 for 1 forward stock split.  The shares have been retroactively restated to reflect the forward stock split.

See accompanying notes to the financial statements.

THUNDER FUSION CORPORATION
f/k/a CCJ ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY
For the Year Ended May 31, 2013

	Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

April 21, 2011 (Inception)	-	$-	$-	$-	$-

Common shares issued to founders, April 21, 2011, at $.001 per share	15,000,000	$15,000	(12,000)		3,000

Net Loss, Period Ended May 31, 2011				(500)	(500)

Balance, May 31, 2011	15,000,000	15,000	(12,000)	(500)	2,500

Net loss, Period Ended May 31, 2012				(1,265)	(1,265)

Balance, May 31, 2012	15,000,000	$15,000	$(12,000)	$(1,765)	$1,235

Net loss, Period Ended May 31, 2013				(5,137)	(5,137)

Balance, May 31, 2013	15,000,000	$15,000	$(12,000)	$(6,902)	$(3,902)

* On August 12, 2013, the Board of Directors effectuated a 5 for 1 forward stock split.  The shares have been retroactively restated to reflect the forward stock split.

See accompanying notes to the financial statements.

THUNDER FUSION CORPORATION
f/k/a CCJ ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the Year Ended May 31, 2013	For the Year Ended May 31, 2012	From Inception, April 21, 2011 through May 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,137)	$(1,265)	$(6,902)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in accrued liabilities and accounts payable	2,002	-	2,502

Net cash used in operating activities	(3,135)	(1,265)	(4,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Shareholders	1,530	-	1,530
Issuance of Common Stock	-	-	3,000

Net cash from financing activities	1,530	(1,265)	4,530

Change in cash during the period	(1,605)	(1,265)	130
Cash, beginning of the period	1,735	3,000	-

Cash, end of the period	$130	$1,735	$130

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

See accompanying notes to the financial statements

THUNDER FUSION CORPORATION
(f/k/a CCJ ACQUISITION CORP.)
(A DEVELOPMENT STAGE COMPANY)
MAY 31, 2013

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Nature of Operations

Thunder Fusion Corporation f/k/a CCJ Acquisition Corp. (“Thunder Fusion” or the “Company”) was incorporated in Florida on April 21, 2011, with an objective to acquire, or merge with, an operating business.   As of May 31, 2013, the Company had not yet achieved our objective or entered into any agreement.

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

Going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended May 31, 2013, the Company has had no operations.  As of May 31, 2013, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to acquire an operating company and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may not be sucessful in acquiring an operating Company or raise sufficient capital or secure funds for its operating plan purposes. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We have net operating loss carry-forwards available to reduce future taxable income. Future tax benefits for these net operating loss carry-forwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that we will not realize a future tax benefit, a valuation allowance is established.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of May 31, 2013.

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

Note 3 – Income Taxes

At May 31, 2013, the Company had a net operating loss carry–forward for Federal income tax purposes of $6,902 that may be offset against future taxable income that will start phasing out in 2031  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $2,347, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $2,347.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

Note 4 – Equity

The Company has been authorized to issue 900,000,000 shares of common stock, $.001 par value.  Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution.   On April 21, 2011, the Company issued 15,000,000 (3,000,000 pre forward split) shares of common stock, at par of $.001, for $3,000.

The Company has been authorized to issue 750,000,000 shares of $.001 par value Preferred Stock.  The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation.

On August 12, 2013, subsequent to the year end, the Board of Directors effectuated a 5 for 1 forward stock split.  All shares presented and per share amounts have been retroactively restated to reflect the forward stock split.

Note 5 – Related Party Transaction

As described above, on April 21, 2011, the Company sold 5,000,000 (1,000,000 pre forward split) shares of its $0.001 common stock to its sole officer and director of the Company for $1,000 in cash.

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

Note 6 – Subsequent Events

On July 25, 2013, Dr. Ruggero M. Santilli acquired from Company shareholders, Jay D. Solomon, Charles Godels and Nancy Hunt, a control block of stock in the Company consisting of two million nine hundred forty thousand (2,940,000) shares of restricted common stock of the Company for $35,000.00, in a private equity transaction.  Dr. Santilli utilized his own funds to acquire the shares of common stock of the Company.  As a result of this acquisition, Dr. Ruggero M. Santilli owns 98% of the issued and outstanding shares of common stock of the Company.  There are no arrangements or understandings with the former and new control groups regarding the election of directors or other matters. On July 25, 2013, Dr. Ruggero M. Santilli and Ms. Carla Santilli were appointed to the Board of Directors of the Company.  On July 25, 2013, Dr. Ruggero M. Santilli was appointed President, Chief Executive Officer, Principal Executive Officer and Principal Accounting Officer of the Company.  Also on July 25, 2013, Carla Santilli was appointed Secretary and Treasurer for the Company.  The background information for each of these individual is set forth below. On July 25, 2013, Jay D. Solomon resigned his position as Director and President of the Company.  A meeting of the Board of Directors of the Company took place whereby the Board’s approval of this resignation was given by written consent.

On July 29, 2013, the Company filed with the Florida Secretary of State, Articles of Amendment to its Articles of Incorporation (the “Amendment”) which changed the name of the Company from CCJ Acquisition Corp. to Thunder Fusion Corporation.  The Amendment also changed the principal office address of the Company to 150 Rainville Road, Tarpon Springs, Florida 34689.

On August 11, 2013, Thunder Fusion Corporation (the “Company”) entered into an Asset Assignment Agreement (the “Assignment Agreement”) with HyFuels, Inc., a Florida corporation (“HyFuels”) beneficially controlled by our Chief Executive Officer, Dr. Ruggero M. Santilli. Pursuant to the Assignment Agreement, HyFuels irrevocably assigned to the Company all physical assets, intangible assets, accounts receivable, intellectual property, accounting software, billing software, client lists, client prospects, trade secrets, proprietary property, the intellectual and physical property known as intermediate nuclear fusion without radiation, the physical property consisting of seven (7) Hadronic reactors, all copyrights, patents, patent applications, patent assignments, trademarks and anything having commercial or exchange value and the like.

On August 10, 2013, the Company entered into an Asset Assignment Agreement (the “IBR Assignment Agreement”) with Institute For Basic Research, Inc., a Florida corporation (“IBR”) that also is beneficially controlled by our CEO, Dr. Santilli.  Pursuant to the IBR Assignment Agreement, IBR irrevocably assigned to the Company all rights, title, ownership and interests in all of IBR’s internet website domain name assets, owned and hereinafter acquired by IBR including, but not limited to, all physical and intangible assets and intellectual property related to the assets.

As a result of the execution of the Asset Assignment Agreement with HyFuels and the IBR Assignment Agreement, and resulting acquisition of the assets identified in such agreements, the Company has completed transactions that had the effect of causing it to cease being a shell company as defined in Securities and Exchange Commission Rule 12b-2.

On August 12, 2013, the Board of Directors effectuated a 5 for 1 forward stock split.  All shares presented and per share amounts have been retroactively restated to reflect the forward stock split.