Form 10-Q
period 2013-09-30
Thunder Fusion Corp
filed 2013-11-15
CIK 1524872

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 000-54464

THUNDER FUSION CORPORATION
(Name of small business issuer in its charter)

Florida	45-1967797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Rainville Road, Tarpon Springs, Florida 34689
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (727) 934-9593

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☒.

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of September 30, 2013 was 15,000,000.  There are zero (0) shares of the issuer’s preferred stock outstanding as of such date.

TABLE OF CONTENTS

		Page
Part I. Financial Information.		3

Item 1.	Financial Statements.	3

	Condensed Balance Sheets for the periods ending September 30, 2013 (unaudited) and May 31, 2013 (audited).	3

	Condensed Statements of Operations (unaudited) for the three month periods ended September 30, 2013 and the period July 25, 2013 (date of inception) through September 30, 2013.	4

	Condensed Statement of Stockholders’ Equity for the period from July 25, 2013 (inception) until September 30, 2013.	5

	Condensed Statements of Cash Flows (unaudited) for the three month periods ended September 30, 2013 and the period July 25, 2013 (date of inception) through September 30, 2013.	6

	Notes to Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4.	Controls and Procedures.	22

Part II. Other Information.		24

Item 1.	Legal Proceedings.	24

Item 1A.	Risk Factors.	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24

Item 3.	Defaults Upon Senior Securities.	24

Item 4.	Mine Safety Disclosure.	24

Item 5.	Other Information.	24

Item 6.	Exhibits.	25

Signatures.		26

Part I.  Financial Information

Item 1.  Financial Statements

THUNDER FUSION CORPORATION f/k/a CCJ ACQUISTION CORP.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	May 31,
	2013	2013
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$7,981	$130
Prepaid expense	2,000	---
Total current assets	9,981	130

Non-current assets
Intangible assets	1,000	---
Total non-current assets	1,000	---

TOTAL ASSETS	$10,981	$130

LIABILITIES AND STOCKHOLDERS’EQUITY
Current Liabilities
Accounts payable	$4,202	$2,502
Accrued interest	78	---
Accrued salaries	33,462	---
Notes payable – related party	30,000	1,530
Total Current Liabilities	67,741	4,032

TOTAL LIABILITIES	67,741	4,032

COMMITMENTS AND CONTINGENCIES (Note 7)

Stockholders’ Equity
Preferred stock: $0.001 par value; 750,000,000 shares authorized;
no shares issued or outstanding	---	---
Common stock: $0.001 par value; 900,000,000 shares authorized;
*16,000,000 and 15,000,000 shares issued and outstanding, respectively	16,000	15,000
Additional paid in capital	(15,000)	(12,000)
Accumulated equity (deficit) during development stage	(57,760)	(6,902)
Total Stockholders’ Equity	(56,760)	(3,902)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,981	$130

The accompanying notes are an integral part of the unaudited condensed financial statements

*  On August 12, 2013 the Board of Directors effectuated a 5 for 1 forward split.  The shares have been retroactively restated to reflect the forward split.

THUNDER FUSION CORPORATION f/k/a CCJ ACQUISTION CORP.
(A Development Stage Company)
Condensed Statements of Operations

	For the Three Months Ended	July 25, 2013 (inception) through
	September 30,	September 30,
	2013	2013
	(unaudited)	(unaudited)

Revenues	$ ---	$ ---

Operating Expenses
Advertising	55	55
Research and development	4,047	4,047
Professional fees	12,648	12,648
Selling, general and administrative expenses	40,933	40,933
Total operating expenses	57,682	57,682

Net Income (Loss) from operations	(57,682)	(57,682)

Other income (expense)
Interest expense	(78)	(78)
Income taxes

Net Income	$(57,760)	$(57,760)

Basic and diluted income (loss) per share	$0.00

Weighted average number of shares outstanding	15,746,269

The accompanying notes are an integral part of the unaudited condensed financial statements

*  On August 12, 2013 the Board of Directors effectuated a 5 for 1 forward split.  The shares have been retroactively restated to reflect the forward split.

THUNDER FUSION CORPORATION f/k/a CCJ ACQUISTION CORP.
(A Development Stage Company)
Statement of Stockholders’ Equity
From July 25, 2013 (inception) to September 30, 2013

				Additional
	Common Stock			Paid in	Accumulated
	Shares	Amount		Capital	Equity	Total

Balance at July 25, 2013	---	$	---	$ ---	$ ---	$	---

Acquisition of CCJ Acquisition Corp. Eliminated book value of CCJ Acquisition Corp.	15,000,000		15,000	(15,000)	---		---
Issued 1 million shares of common stock in exchange for assignment of non-monetary assets to company by its shareholders	1,000,000		1,000	---	---		1,000

Net loss (unaudited)	---		---	---	(57,760)		(57,760)

Balance, September 30, 2013	16,000,000		$16,000	$(15,000)	$(57,760)		$(56,760)

The accompanying notes are an integral part of the unaudited condensed financial statements

*  On August 12, 2013 the Board of Directors effectuated a 5 for 1 forward split.  The shares have been retroactively restated to reflect the forward split.

THUNDER FUSION CORPORATION f/k/a CCJ ACQUISTION CORP.
(A Development Stage Company)
Condensed Statements of Cash Flows

		July 25, 2013
	For the three	(inception)
	months ended	through
	September 30,	September 30,
	2013	2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(57,760)	$(57,760)
Adjustments to reconcile net income to net cash used in operations:

Change in assets and liabilities:
Increase in prepaid expense	(2,000)	(2,000)
Increase in accounts payable	4,202	4,202
Increase in accrued salaries	33,461	33,461
Increase in accrued interest	78	78
Net Cash provided by (used in) operating activities	(22,019)	(22,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
Assignment of intangible assets	(1,000)	(1,000)
Net Cash used in Investing Activities	(1,000)	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related party	30,000	30,000
Issuance of common stock	1,000	1,000
Net Cash provided by financing activities	31,000	31,000

Net change in cash and cash equivalents	7,981	7,981

Cash and cash equivalents
Beginning of period	---	---
End of period	$7,981	$7,981

Supplemental cash flow information
Cash paid for interest	$ ---	$ ---
Cash paid for taxes	$ ---	$ ---

Supplemental non-cash transactions:
Stock issued assignment of intangible assets	$1,000	$1,000

The accompanying notes are an integral part of the unaudited condensed financial statements

THUNDER FUSION CORPORATION
(f/k/a CCJ ACQUISITION CORP.)
(A DEVELOPMENT STAGE COMPANY)
September 30, 2013

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Thunder Fusion Corporation f/k/a CCJ Acquisition Corp. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Florida on April 21, 2011. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and had made no efforts to identify a possible business combination. The business purpose of the Company has been to seek the acquisition of or merger with, an existing company. The Company selected May 31 as its fiscal year end. The Company year-end was recently changed to December 31.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. As of May 31, 2013, the Company had not entered into any definitive agreement with any party, nor had there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. Subsequent to our year-end we were subject to a change in control which has resulted in the new majority shareholder and our board of director members causing assets to be assigned to the Company.

As of July 1, 2013, the Company, based on proposed business activities, was a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualified as a “shell company,” because it had no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.

On July 29, 2013, the Company filed with the Florida Secretary of State, Articles of Amendment to its Articles of Incorporation (the “Amendment”) which changed the name of the Company from CCJ Acquisition Corp. to Thunder Fusion Corporation. The Amendment also changed the principal office address of the Company to 150 Rainville Road, Tarpon Springs, Florida 34689.

On August 10, 2013, the Company entered into an Asset Assignment Agreement (the “IBR Assignment Agreement”) with Institute For Basic Research, Inc., a Florida corporation (“IBR”) that also is beneficially controlled by our Chief Executive Officer, Dr. Ruggero M. Santilli. Pursuant to the IBR Assignment Agreement, IBR irrevocably assigned to the Company all rights, title, ownership and interests in all of IBR’s internet website domain name assets, owned and hereinafter acquired by IBR including, but not limited to, all physical and intangible assets and intellectual property related to the assets.

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

Consideration for the assignment agreements consisted of one million (1,000,000) shares of our common stock that were issued to Dr. Ruggero M. Santilli, as designee for IBR and HyFuels. Company management determined the amount of consideration based upon ASC 845-10-S99 pertaining to transfer of non-monetary assets. According to ASC 845-10-S99, transfers of non-monetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the entity’s initial public offering should be recorded at the transferors’ historical cost basis determined under Generally Accepted Accounting Principles. As such, the cost basis carried on the books and records of HyFuels and IBR was minimal or essentially zero. Therefore, the accounting principles in ASC 845-10-S99 were followed and the Company recorded the intellectual and physical properties at its historical cost basis, which was at the historical cost basis of a nominal amount. In connection with the aforementioned assignment agreements, 1,000,000 shares of our common stock were transferred in exchange for the assets. The transfer was valued at one thousand dollars ($1,000.00), the value of the shares issued at par ($0.001) in exchange for the assets. This amount was determined by the Company to be de-minimus to the value received in the exchange and approximates the basis of those assets.

The Company will record the property and intangibles (7 reactors, intellectual property rights to develop the technology, and website) as an intangible asset. The valuation of the properties will be the par value of the stock received in exchange for the rights and assets. The Company’s filings will include a disclosure in the MD&A section and notes to the financial statement under the heading “Non-Monetary Transaction”. Management believes that the $1,000.00 valuation is reflective of the salvage value of the physical property, at a minimum.

Description of Business, Principal Products, Services

The business of Thunder Fusion Corporation ("TFC") is focused on the development of a new clean combustion of fossil fuels (oil, diesel, coal, etc.) with controlled minimal contaminants in the exhaust. Our business objective is achieved via new forms of processing fossil fuels, new additives to the combustion and the assistance of a high voltage electric discharges (patents pending) that burn combustible contaminants in fossil fuel exhaust while providing added on clean energy. The expected principal product, depending on funding, is a new type of furnace for the clean combustion of fossil fuel available in any desired size for any type of energy application, from home heating to large plants for the clean production of electricity. The expected services are to be rendered by providing technical assistance to the market consisting of existing fossil fuel electric power plants for their decrease of pollutants in the exhaust and their verification of EPA regulations on the release of contaminants in the atmosphere. A prototype new furnace is expected to be available within one year following the availability of the necessary funds. As we are a development stage company, we have not yet generated any revenue from the assets that were recently assigned to and acquired by the Company, including the Hadronic reactors. The Hadronic reactors have been utilized to test and confirm the technology for ultimate inclusion in the new furnaces.

Distribution Methods Of The Products and Services

Initially, we anticipate marketing via large advertisements on the internet, such as via PRWeb Releases. We expect to market through contacts that we are able to generate, and then via direct contacts of potential buyers of TFC new fossil fuel furnaces or TFC services for the improvement of existing fossil fuel burning plants.

Status of Any Publicly Announced New Product Or Service

We have not yet made any public announcement regarding our products or services. We do not contemplate making any such announcements until the availability of a prototype furnace for the clean combustion of fossil fuels as described above. We have only published announcements regarding the new sciences underlying the new clean combustion of fossil fuels as disclosed on our corporate website, www.thunder-fusion.com.

Competitive Business Conditions And The Smaller Reporting Company’s Competitive Position In The Industry And Methods Of Competition

There exist many types of furnaces for the combustion of fossil fuels but they are all based on conventional combustion of fossil fuels and then the removal of contaminants in the exhaust. By contrast, the main function of TFC furnaces is that of improving the combustion with consequential reduction of contaminants in the exhaust while increasing the energy output for the same fossil fuel.

Sources And Availability Of Raw Materials And The Names Of Principal Suppliers

The raw material needed by the TFC furnaces is given by conventional fossil fuels all available in the U.S.A. by a large number of suppliers.

Dependence On One Or A Few Customers

We do not presently have any committed customers for our TFC furnaces. However, upon completion of the manufacture and testing of our prototype, we believe that there will be a large market that will be interested in our products and services.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements Or Labor Contracts, Including Duration

A first patent application is pending, while additional patent applications are expected depending on funding. Trademarks are expected to be applied for depending on funding. No franchisee or license is expected during the first three years of operation. Labor contracts for employees are planned for implementation following legal assistance and decisions by our Board of Directors.

Need Form Any Government Approval Of Principal Products Or Services

No governmental approval or permits is expected for the development of the new furnaces for the clean combustion of fossil fuels. Following their availability, the TFC furnaces will be subject to and must comply with applicable EPA requirements for permitted levels of contaminants in the exhaust.

Effect Of Existing Or Probable Governmental Regulations On The Business

Due to its novel conception, a principal objective of TFC furnaces is that of surpassing current EPA requirements for the contaminants in the combustion exhaust released in the atmosphere.

Estimate Of The Amount Of Money Spent During Each Of The Last Two Fiscal Years On Research And Development

There have been no funds expended by the Company on research and development in the last two fiscal years. All funding for the development of our products to date has been derived from related entities, IBR and HyFuels, which are beneficially controlled by our Chief Executive Officer, Dr. Ruggero M. Santilli.

Costs and Effects Of Compliance With Environmental Laws

We are unable to estimate the costs and effects of compliance with environmental laws prior to completion of a TFC prototype furnace.

Number Of Total Employees And Number Of Full-Time Employees

At this time, the Company has two full time employees and five persons working part time in various functions.

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related MD&A;

•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

•	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this amendment to our Current Report on Form 8-K, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. We are choosing to utilize the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act. This election allows our Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

We are a reporting company and file all reports required under sections 13 and 15d of the Exchange Act.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan to obtain such resources for the Company include, obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended May 31, 2013 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended September 30, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by section FASB ASC 915, Development Stage Entities. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as a part of the Company's development stage activities.

USE OF ESTIMATES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $7,981 at September 30, 2013.

CASH FLOWS REPORTING

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized by straight-line method on the basis of a useful life of 3 years, to begin upon the operational commencement. Intangible assets consist of website development cost. The balance at September 30, 2013 was $1,000.

IMPAIRMENT OF LONG- LIVED ASSETS

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under FASB ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-0 through 15-5, Impairment or Disposal of Long- Lived Assets.

NON-MONETARY TRANSACTION

According to ASC 845-10-S99, transfers of non-monetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the entity’s initial public offering should be recorded at the transferors' historical cost basis determined under Generally Accepted Accounting Principles. As such, the cost basis carried on Hyfuel’s books and records was minimal or essentially zero. Therefore, the accounting principles in ASC 845-10-S99 were followed and the Company recorded the intellectual and physical properties at its historical cost basis, which was at the historical cost basis of a nominal amount. In the transfer agreement 1,000,000 shares of common stock was transferred in exchange for the properties. The transfer was valued at $1,000 (the par value of the shares issued in exchange for the intellectual property); this amount was determined by the Company to be de-minimus and immaterial to the value received in the exchange and approximates the basis of those assets.

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

Level 2
Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $4,047 in research and development costs for the period ending September 30, 2013.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2013.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with ASC 260, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2013. As of September 30, 2013, the Company had no dilutive potential common shares.

SHARE-BASED EXPENSE

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the period ending September 30, 2013 totaled $-0-.

RECENT ACCOUNTING PRONOUNCEMENTS

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

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 4 – INCOME TAXES

At September 30, 2013, the Company had a net operating loss carry–forward for Federal income tax purposes of $57,760 that may be offset against future taxable income that will start phasing out in 2031 No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of $19,638, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $19,638.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

NOTE 5 – SHAREHOLDERS’ EQUITY

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

On August 11, 2013 the Company issued 1,000,000 shares of common stock in exchange for assignment of non-monetary intangible assets as described below.

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

PREFERRED STOCK

The Company has been authorized to issue 750,000,000 shares of $.001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation. There are -0- shares of preferred stock issued or outstanding at September 30, 2013.

OPTIONS AND WARRANTS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of September 30, 2013.

NOTE 6 – RELATED PARTY TRANSACTIONS

EQUITY TRANSACTIONS

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

On August 11, 2013 the Company issued 1,000,000 shares of common stock in exchange for assignment of non-monetary intangible assets as described below.

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

NOTE PAYABLE

In August our Chief Executive Officer, Dr. Ruggero M. Santilli loaned the company $30,000 for operations. The demand note states a 2.15% interest rate. At September 30, 2103 the demand note balance was $30,000. Accrued interest at September 30, 2013 was $78.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 – SUBSEQUENT EVENTS

On October 7, 2013, the Company filed with the Florida Secretary of State, Articles of Amendment to its Articles of Incorporation (the “October Amendment”), which included a certificate of designations regarding Series “A” Convertible Preferred Stock which had previously been created by our Board of Directors.  The Series “A” Convertible Preferred Stock has fifteen (15) votes per share and is convertible into ten (10) shares of our common stock at the election of the shareholder.

On October 10, 2013, we issued fifty million (50,000,000) shares of our Series “A” Convertible Preferred Stock (the “Preferred Stock”) to Hadronic Technologies Press, Inc. (“Hadronic”), a Florida corporation maintaining its principal place of business at 35246 US Highway 19 North, Suite #215, Palm Harbor, Florida 34684. Our Directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli each own fifty percent of the equity in Hadronic. The Series “A” Convertible Preferred Stock has 15 votes per share and is convertible into 10 shares of our common stock at the election of the shareholder.

Management has evaluated subsequent events through the date the financial statements were available to be issued, considered to be the date of filing with the Securities and Exchange Commission. Based on our evaluation no events have occurred requiring adjustment to or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Fusion Corporation for the period ended September 30, 2013 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections: Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Thunder Fusion Corporation. Financial information provided in this Form 10-Q, for periods subsequent to May 31, 2013, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion, analysis of financial condition should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Thunder Fusion Corporation f/k/a CCJ Acquisition Corp. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Florida on April 21, 2011. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and had made no efforts to identify a possible business combination. The business purpose of the Company has been to seek the acquisition of or merger with, an existing company. The Company selected May 31 as its fiscal year end. The Company year-end was recently changed to December 31.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. As of May 31, 2013, the Company had not entered into any definitive agreement with any party, nor had there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. Subsequent to our year-end we were subject to a change in control which has resulted in the new majority shareholder and our board of director members causing assets to be assigned to the Company.

As of July 1, 2013, the Company, based on proposed business activities, was a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualified as a “shell company,” because it had no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.

On August 10, 2013, the Company entered into an Asset Assignment Agreement (the “IBR Assignment Agreement”) with Institute For Basic Research, Inc., a Florida corporation (“IBR”) that also is beneficially controlled by our Chief Executive Officer, Dr. Ruggero M. Santilli. Pursuant to the IBR Assignment Agreement, IBR irrevocably assigned to the Company all rights, title, ownership and interests in all of IBR’s internet website domain name assets, owned and hereinafter acquired by IBR including, but not limited to, all physical and intangible assets and intellectual property related to the assets.

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

Consideration for the assignment agreements consisted of one million (1,000,000) shares of our common stock that were issued to Dr. Ruggero M. Santilli, as designee for IBR and HyFuels. Company management determined the amount of consideration based upon ASC 845-10-S99 pertaining to transfer of non-monetary assets. According to ASC 845-10-S99, transfers of non-monetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the entity’s initial public offering should be recorded at the transferors’ historical cost basis determined under Generally Accepted Accounting Principles. As such, the cost basis carried on the books and records of HyFuels and IBR was minimal or essentially zero. Therefore, the accounting principles in ASC 845-10-S99 were followed and the Company recorded the intellectual and physical properties at its historical cost basis, which was at the historical cost basis of a nominal amount. In connection with the aforementioned assignment agreements, 1,000,000 shares of our common stock were transferred in exchange for the assets. The transfer was valued at one thousand dollars ($1,000.00), the value of the shares issued at par ($0.001) in exchange for the assets. This amount was determined by the Company to be de-minimus to the value received in the exchange and approximates the basis of those assets.

The Company will record the property and intangibles (7 reactors, intellectual property rights to develop the technology, and website) as an intangible asset. The valuation of the properties will be the par value of the stock received in exchange for the rights and assets. The Company’s filings will include a disclosure in the MD&A section and notes to the financial statement under the heading “Non-Monetary Transaction”. Management believes that the $1,000.00 valuation is reflective of the salvage value of the physical property, at a minimum.

Description of Business, Principal Products, Services

The business of Thunder Fusion Corporation ("TFC") is focused on the development of a new clean combustion of fossil fuels (oil, diesel, coal, etc.) with controlled minimal contaminants in the exhaust. Our business objective is achieved via new forms of processing fossil fuels, new additives to the combustion and the assistance of a high voltage electric discharges (patents pending) that burn combustible contaminants in fossil fuel exhaust while providing added on clean energy. The expected principal product, depending on funding, is a new type of furnace for the clean combustion of fossil fuel available in any desired size for any type of energy application, from home heating to large plants for the clean production of electricity. The expected services are to be rendered by providing technical assistance to the market consisting of existing fossil fuel electric power plants for their decrease of pollutants in the exhaust and their verification of EPA regulations on the release of contaminants in the atmosphere. A prototype new furnace is expected to be available within one year following the availability of the necessary funds. As we are a development stage company, we have not yet generated any revenue from the assets that were recently assigned to and acquired by the Company, including the Hadronic reactors. The Hadronic reactors have been utilized to test and confirm the technology for ultimate inclusion in the new furnaces.

Distribution Methods Of The Products and Services

Initially, we anticipate marketing via large advertisements on the internet, such as via PRWeb Releases. We expect to market through contacts that we are able to generate, and then via direct contacts of potential buyers of TFC new fossil fuel furnaces or TFC services for the improvement of existing fossil fuel burning plants.

Status of Any Publicly Announced New Product Or Service

We have not yet made any public announcement regarding our products or services. We do not contemplate making any such announcements until the availability of a prototype furnace for the clean combustion of fossil fuels as described above. We have only published announcements regarding the new sciences underlying the new clean combustion of fossil fuels as disclosed on our corporate website, www.thunder-fusion.com.

Competitive Business Conditions And The Smaller Reporting Company’s Competitive Position In The Industry And Methods Of Competition

There exist many types of furnaces for the combustion of fossil fuels but they are all based on conventional combustion of fossil fuels and then the removal of contaminants in the exhaust. By contrast, the main function of TFC furnaces is that of improving the combustion with consequential reduction of contaminants in the exhaust while increasing the energy output for the same fossil fuel.

Sources And Availability Of Raw Materials And The Names Of Principal Suppliers

The raw material needed by the TFC furnaces is given by conventional fossil fuels all available in the U.S.A. by a large number of suppliers.

Dependence On One Or A Few Customers

We do not presently have any committed customers for our TFC furnaces. However, upon completion of the manufacture and testing of our prototype, we believe that there will be a large market that will be interested in our products and services.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements Or Labor Contracts, Including Duration

A first patent application is pending, while additional patent applications are expected depending on funding. Trademarks are expected to be applied for depending on funding. No franchisee or license is expected during the first three years of operation. Labor contracts for employees are planned for implementation following legal assistance and decisions by our Board of Directors.

Need Form Any Government Approval Of Principal Products Or Services

No governmental approval or permits is expected for the development of the new furnaces for the clean combustion of fossil fuels. Following their availability, the TFC furnaces will be subject to and must comply with applicable EPA requirements for permitted levels of contaminants in the exhaust.

Effect Of Existing Or Probable Governmental Regulations On The Business

Due to its novel conception, a principal objective of TFC furnaces is that of surpassing current EPA requirements for the contaminants in the combustion exhaust released in the atmosphere.

Estimate Of The Amount Of Money Spent During Each Of The Last Two Fiscal Years On Research And Development

There have been no funds expended by the Company on research and development in the last two fiscal years. All funding for the development of our products to date has been derived from related entities, IBR and HyFuels, which are beneficially controlled by our Chief Executive Officer, Dr. Ruggero M. Santilli.

Costs and Effects Of Compliance With Environmental Laws

We are unable to estimate the costs and effects of compliance with environmental laws prior to completion of a TFC prototype furnace.

Number Of Total Employees And Number Of Full-Time Employees

At this time, the Company has two full time employees and five persons working part time in various functions.

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related MD&A;

•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

•	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this amendment to our Current Report on Form 8-K, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. We are choosing to utilize the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act. This election allows our Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

We are a reporting company and file all reports required under sections 13 and 15d of the Exchange Act.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

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

Financial Condition

Results of Operations for three months ended September 30, 2013

Revenues

Total Revenue.  Total revenues for the three months ended September 30, 2013 were $-0-.

Expenses

Total Expenses.  Total expenses for the three months ended September 30, 2013 $57,760.  Total expenses consisted of advertising of $55; research and development of $4,047; professional fees of $12,648; selling, general and administrative expenses of $40,933; and interest expense of $78.  Total expenses were the result of operations

Financial Condition

Total Assets.  Total assets at September 30, 2013 were $10,981. Total assets consist of cash of $7,981; prepaid expense of $2,000 and Intangible assets of $1,000.

Total Liabilities.  Total liabilities at September 30, 2013 were $67,741. Total liabilities consist of accounts payable of $4,202, accrued interest of $78, accrued salaries of $33,462 and a note payable to the CEO of $30,000.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the three months ended September 30, 2013 of $57,760. The Company has an accumulated loss of $57,760 during the development stage, July 25, 2013 (date of inception) through September 30, 2013. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due. At September 30, 2013 we had working capital deficit of $57,760. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the three months ended September 30, 2013 was ($22,019). Net cash used in operating activities for the development stage July 25, 2013 (date of inception) through September 30, 2013 was ($22,019). Net cash used in operating activities includes our net loss, accounts payable, prepaid expense, accrued salaries and accrued interest.

Net cash used in investing activities for the three months ended September 30, 2013 was ($1,000). Net cash used in investing activities for the development stage July 25, 2013 (date of inception) through September 30, 2013 was ($1,000). Net cash used in investing activities includes the assignment of intangible assets of ($1,000).

Net cash provided by financing activities for the three months ended September 30, 2013 was $31,000. Net cash provided by financing activities for the development stage July 25, 2013 (date of inception) through September 30, 2013 was $31,000. Net cash provided by financing activities includes the issuance of common stock for intangible assets of $1,000 and proceeds from notes payable- related party of $30,000.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We have no known demands or commitments and are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2013.

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

With respect to the period ending September 30, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2013, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None,

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description		Location Reference

(a)	Financial Statements	Filed Herewith

(b)	Exhibits required by Item 601, Regulation SB;

(3.0)	Articles of Incorporation

	(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on July 21, 2011	See Exhibit Key

	(3.2)	Amendment to Articles of Incorporation Filed July 29, 2013	Filed Herewith

	(3.3)	Amendment to Articles of Incorporation Filed October 7, 2013	Filed Herewith

	(3.4)	Bylaws filed with Form 10 Registration Statement on July 21, 2011	See Exhibit Key

(11.0)	Statement re: computation of per share Earnings		Note 3 to Financial Stmts.

(14.0)	Code of Ethics		See Exhibit Key

(31.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document**	Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document**	Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document**	Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document**	Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document**	Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document**	Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.2	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

14.0	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on January 17, 2012.

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

THUNDER FUSION CORPORATION

Date: November 15, 2013	By:	/s/ Dr. Ruggero M. Santilli,
Dr. Ruggero M. Santilli,
Principal Executive Officer Principal Financial and Accounting Officer