Form 10-K
period 2013-12-31
Thunder Fusion Corp
filed 2014-03-31
CIK 1524872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-54464

THUNDER FUSIONCORPORATION
(Exact Name of Registrant as specified in its charter)

Florida	45-1967797
(State or jurisdiction of Incorporation or organization)	(I.R.S Employer Identification No.)

1444 Rainville Road, Tarpon Springs, Florida	34689
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 727-934-9593

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Exchange Act
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐ Yes ☒ No

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
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes ☒ No

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

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of March 31, 2014was 16,000,000 shares.

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
Fiscal Year Ended December 31, 2013

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Thunder Fusion Corporationfor the year ended December 31, 2013 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. As of July 31, 2013, the Company had not entered into any definitive agreement with any party, nor had there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. Subsequent to our year-end we were subject to a change in control which has resulted in the new majority shareholder and our board of director members causing assets to be assigned to the Company.

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

Consideration for the assignment agreements consisted ofone million (1,000,000) shares of our common stock that were issued to Dr. Ruggero M. Santilli, as designee for IBR and HyFuels. Company management determined the amount of consideration based upon ASC 845-10-S99 pertaining to transfer of non-monetary assets. According to ASC 845-10-S99, transfers of non-monetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the entity’s initial public offering should be recorded at the transferors’ historical cost basis determined under Generally Accepted Accounting Principles. As such, the cost basis carried on the books and records of HyFuels and IBR was minimal or essentially zero. Therefore, the accounting principles in ASC 845-10-S99 were followed and the Company recorded the intellectual and physical properties at its historical cost basis, which was at the historical cost basis of a nominal amount. In connection with the aforementioned assignment agreements, 1,000,000 shares of our common stock were transferred in exchange for the assets. The transfer was valued at one thousand dollars ($1,000.00), the value of the shares issued at par ($0.001) in exchange for the assets. This amount was determined by the Company to be de-minimus to the value received in the exchange and approximates the basis of those assets.

The Company has recorded the property and intangibles (7 reactors, intellectual property rights to develop the technology, and website) as an intangible asset. The valuation of the properties will be the par value of the stock received in exchange for the rights and assets. The Company’s filings will include a disclosure in the MD&A section and notes to the financial statement under the heading “Non-Monetary Transaction”. Management believes that the $1,000.00 valuation is reflective of the salvage value of the physical property, at a minimum. Our Company purchased internet website domain name assets owned by IBR and the intellectual and physical property known as intermediate nuclear fusion without radiation, the physical property consisting of seven (7) Hadronic reactors, all copyrights, patents, patent applications, patent assignments, trademarks and anything having commercial or exchange value owned by HyFuels as related to the reactors. None of the assets purchased had ever generated revenue for IBR or HyFuels. Although the Asset Assignment Agreements were more comprehensive in their description of “assets”, the aforementioned items were the only assets assigned to the Company.

Our Company purchased internet website domain name assets owned by IBR and the intellectual and physical property known as intermediate nuclear fusion without radiation, the physical property consisting of seven (7) Hadronic reactors, all copyrights, patents, patent applications, patent assignments, trademarks and anything having commercial or exchange value owned by HyFuels as related to the reactors. None of the assets purchased had ever generated revenue for IBR or HyFuels. Although the Asset Assignment Agreements were more comprehensive in their description of “assets”, the aforementioned items were the only assets assigned to the Company.

A further description of the assignors, IBR and HyFuels, follows. IBR is a Florida Corporation whose only business operations are the publication of an internet blog relating to scientific and academic matters. IBR does not generate revenue and has no expenses. Furthermore, IBR has never maintained a checking account. This status has been consistent over the last several years. Our Chief Executive Officer and Director, Dr. Ruggero M. Santilli is president and a director for IBR. IBR does not have any ownership interest in any of our securities.

HyFuels is a Florida corporation that utilized research and development funds to create the seven Hadronic reactors, but otherwise has no business operations since its inception. Its sole purpose is to serve as a patent holding company. Our Chief Executive Officer and Director, Dr. Ruggero M. Santilli is president and a director for HyFuels. HyFuels also does not have any ownership interest in any of our securities.

Neither IBR nor HyFuels has made any effort to commercialize the assets for purposes of generating revenue. Both IBR and HyFuels continue to exist as Florida corporations separate and distinct from the Company. Though they are deemed “related” entities through a common officer and director with our Company, they remain otherwise “unaffiliated” with our Company.

IBR maintains its principal place of business at 90 East Winds Court, Palm Harbor, Florida 34689. HyFuels maintains its principal place of business at 35246 US Highway 19 North, #215, Palm Harbor, Florida 34684. There is no continuity of facilities with the Company.

Neither IBR nor HyFuels had an employee base, a distribution system, a sales force, a customer base, production techniques or trade names associated with the assets. Their ownership rights may arguably be referred to as operating rights but there were essentially no operations associated with the assets.

The only activities of the assignors involved the creation of the Internet website domain names and the creation of the seven Hadronic reactors and associated patents pending. These assets did not generate revenue prior to the assignment, so there is essentially no financial data to report regarding “revenue producing activity previously associated with the acquired assets”. Furthermore, there is no “sufficient continuity of operations with our Company so that disclosure of prior financial information regarding IBR or HyFuels is material to an understanding of future operations regarding our Company.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

No public market for common stock

There is presently no public market for our common stock. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. A purchaser of shares may, therefore, find it difficult to resell our securities offered herein should he or she desire to do so when eligible for public resale.

Holders.

On December 31, 2013there were 7 shareholders of record of our common stock. There are 15,000,000 shares of our Common Stock issued and outstanding.

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

Recent Sales of Unregistered Securities.

On April 21, 2011, 1,000,000 shares each were issued to Jay D. Solomon, Charles Godels and Nancy Hunt for cash consideration of $1,000.00 each for an aggregate amount of $3,000.00. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under section 4(2) of the Securities Act of 1933 for this transaction.

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

Our Business Overview.

Thunder Fusion Corporation f/k/a CCJ Acquisition Corp. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Florida on April 21, 2011. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and had made no efforts to identify a possible business combination. The business purpose of the Company has been to seek the acquisition of or merger with, an existing company. The Company selected December 31 as its fiscal year end.

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. As of July 31, 2013, the Company had not entered into any definitive agreement with any party, nor had there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. Subsequent to our year-end we were subject to a change in control which has resulted in the new majority shareholder and our board of director members causing assets to be assigned to the Company.

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

Consideration for the assignment agreements consisted ofone million (1,000,000) shares of our common stock that were issued to Dr. Ruggero M. Santilli, as designee for IBR and HyFuels. Company management determined the amount of consideration based upon ASC 845-10-S99 pertaining to transfer of non-monetary assets. According to ASC 845-10-S99, transfers of non-monetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the entity’s initial public offering should be recorded at the transferors’ historical cost basis determined under Generally Accepted Accounting Principles. As such, the cost basis carried on the books and records of HyFuels and IBR was minimal or essentially zero. Therefore, the accounting principles in ASC 845-10-S99 were followed and the Company recorded the intellectual and physical properties at its historical cost basis, which was at the historical cost basis of a nominal amount. In connection with the aforementioned assignment agreements, 1,000,000 shares of our common stock were transferred in exchange for the assets. The transfer was valued at one thousand dollars ($1,000.00), the value of the shares issued at par ($0.001) in exchange for the assets. This amount was determined by the Company to be de-minimus to the value received in the exchange and approximates the basis of those assets.

The Company has recorded the property and intangibles (7 reactors, intellectual property rights to develop the technology, and website) as an intangible asset. The valuation of the properties will be the par value of the stock received in exchange for the rights and assets. The Company’s filings will include a disclosure in the MD&A section and notes to the financial statement under the heading “Non-Monetary Transaction”. Management believes that the $1,000.00 valuation is reflective of the salvage value of the physical property, at a minimum. Our Company purchased internet website domain name assets owned by IBR and the intellectual and physical property known as intermediate nuclear fusion without radiation, the physical property consisting of seven (7) Hadronic reactors, all copyrights, patents, patent applications, patent assignments, trademarks and anything having commercial or exchange value owned by HyFuels as related to the reactors. None of the assets purchased had ever generated revenue for IBR or HyFuels. Although the Asset Assignment Agreements were more comprehensive in their description of “assets”, the aforementioned items were the only assets assigned to the Company.

Our Company purchased internet website domain name assets owned by IBR and the intellectual and physical property known as intermediate nuclear fusion without radiation, the physical property consisting of seven (7) Hadronic reactors, all copyrights, patents, patent applications, patent assignments, trademarks and anything having commercial or exchange value owned by HyFuels as related to the reactors. None of the assets purchased had ever generated revenue for IBR or HyFuels. Although the Asset Assignment Agreements were more comprehensive in their description of “assets”, the aforementioned items were the only assets assigned to the Company.

A further description of the assignors, IBR and HyFuels, follows. IBR is a Florida Corporation whose only business operations are the publication of an internet blog relating to scientific and academic matters. IBR does not generate revenue and has no expenses. Furthermore, IBR has never maintained a checking account. This status has been consistent over the last several years. Our Chief Executive Officer and Director, Dr. Ruggero M. Santilli is president and a director for IBR. IBR does not have any ownership interest in any of our securities.

HyFuels is a Florida corporation that utilized research and development funds to create the seven Hadronic reactors, but otherwise has no business operations since its inception. Its sole purpose is to serve as a patent holding company. Our Chief Executive Officer and Director, Dr. Ruggero M. Santilli is president and a director for HyFuels. HyFuels also does not have any ownership interest in any of our securities.

Neither IBR nor HyFuels has made any effort to commercialize the assets for purposes of generating revenue. Both IBR and HyFuels continue to exist as Florida corporations separate and distinct from the Company. Though they are deemed “related” entities through a common officer and director with our Company, they remain otherwise “unaffiliated” with our Company.

IBR maintains its principal place of business at 90 East Winds Court, Palm Harbor, Florida 34689. HyFuels maintains its principal place of business at 35246 US Highway 19 North, #215, Palm Harbor, Florida 34684. There is no continuity of facilities with the Company.

Neither IBR nor HyFuels had an employee base, a distribution system, a sales force, a customer base, production techniques or trade names associated with the assets. Their ownership rights may arguably be referred to as operating rights but there were essentially no operations associated with the assets.

The only activities of the assignors involved the creation of the Internet website domain names and the creation of the seven Hadronic reactors and associated patents pending. These assets did not generate revenue prior to the assignment, so there is essentially no financial data to report regarding “revenue producing activity previously associated with the acquired assets”. Furthermore, there is no “sufficient continuity of operations with our Company so that disclosure of prior financial information regarding IBR or HyFuels is material to an understanding of future operations regarding our Company.

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

Results of Operations for the development stage, July 25, 2013 (date of inception) through December 31, 2013.

The Company was organized as of July 25, 2013. Due to the limited operations and the date of inception of July 25, 2013, the results of operations for the year ended December 31, 2013are not comparable to a prior period.

Revenues.

Total Revenue. Total revenues for the development stage July 25, 2013 (date of inception) through December 31, 2013 were $-0-.

Expenses.

Total Expenses. Total operating expenses for the development stage July 25, 2013 (date of inception) through December 31, 2013 were $674,659. Total expenses consisted of advertising of $55; research and development of $4,047; stock based compensation of $500,000; professional fees of $51,156; selling, general and administrative expenses of $119,057; and interest expense of $344.

Financial Condition.

Total Assets. Total assets at December 31, 2013 were $5,522. Total assets consist of cash of $3,913; prepaid expenses of $609 and intangible assets of $$1,000.

Total Liabilities. Total liabilities at December 31, 2013 were $179,181. Total liabilities consist ofaccounts payable of $40,375; accrued interest of $344; note payable to the CEO of $60,000 and accrued salaries of $78,462.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $674,659 for the year ended December 31, 2013. The Company has an accumulated loss of $674,659 during the development stage, July 25, 2013 (date of inception) through December 31, 2013. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our shareholders. At December 31, 2013 we had a working capital deficit of $174,659. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the development stage July 25, 2013 (date of inception) through December 31, 2013 was ($56,087). Net cash used in operating activities includes our net loss, stock based compensation, prepaid expense, accounts payable, accrued salaries and accrued interest.

Net cash used in investing activities for the year ended December 31, 2013 was ($1,000). Net cash used in investing activities for the development stage July 25, 2013 (date of inception) through December 31, 2013 was ($1,000). Net cash used ininvesting activities includes the assignment of intangible assets of ($1,000).

Net cash provided by financing activities for the year ended December 31, 2013 was $61,000. Net cash provided by financing activities for the development stage July 25, 2013 (date of inception) through December 31, 2013 was $61,000. Net cash provided by financing activities includes the issuance of common stock for intangible assets of $1,000 and proceeds from notes payable- related party of $60,000.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to implement our strategy.We do not have the necessary cash and revenue to satisfy our cash requirements for the next twelve months. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses. However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2013.

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

As of December 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of December 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Item 9B. Other Information.

NONE

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The names and ages of our directors and executive officers as of December 31, 2013 are set forth below. Our Bylaws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
Dr. Ruggero M. Santilli (1)	78	Chief Executive Officer, President, Principal Executive Officer, Principal Accounting Officer, Director (1)
Mrs. Carla Santilli (2)	73	Treasurer, Secretary, Director (2)

(1)	Dr. Ruggero M. Santilli will serve as a director until the next annual shareholder meeting.
(2)	Mrs. Carla Santilli will serve as a director until the next annual shareholder meeting.

Dr. Ruggero M. Santilli, Chief Executive Officer and Director

Dr. Ruggero Maria Santilli is 78 years of age. In the last 5 years Dr. Santilli has served as the Chairman of the Board and Chief Executive Officer for Magnegas Corporation, a publicly traded entity from which he voluntarily resigned on May 30, 2013. Dr. Santilli was born and educated in Italy where he achieved his Ph.D., in mathematics and physics, as well as a chair in nuclear physics at the Avogadro Institute in Turin, Italy. In 1967 Santilli was invited by the University of Miami in Florida to conduct research for NASA and he moved with his family to the U.S.A. where he subsequently became a U.S. citizen. In 1968 he joined the faculty of Boston University, under partial support from the U.S. Air Force, where he taught physics and applied mathematics from prep courses to seminar post-PhD. courses. In 1975-1977 he went to MIT and from 1978 to 1983 he was a member of Harvard University faculty where he received five grants from the U. S. Department of Energy to study a generalization of quantum mechanics and chemistry needed for new clean energies and fuels. Since 1984 he has been the President of the Institute for Basic Research, originally located in a Victorian building inside Harvard University grounds and moved to Florida in 1990. Since his time at Harvard University he studied new clean energies and related chemistry. None of the aforementioned entities are a parent, subsidiary or affiliate of the Company. Dr. Santilli has not engaged in any related party transactions with the Company.

Dr. Santilli is the author of over 250 technical articles and 18 post Ph.D. level monographs in mathematics, physics, cosmology, superconductivity, chemistry and biology published the world over. He is the founding editor of three journals in mathematics and physics and editor of several others.

Dr. Santilli is also internationally known for the discovery of the basic science and for the industrial development of the “Santilli MagneGas Technology”.

Dr. Santilli is the recipient of various honors, including: his nomination by the Estonia Academy of Sciences among the most illustrious applied mathematicians of all times; two gold medals for scientific merits; the listing as "Santilli Hall" of a class room at an Australian research center; and nominations for the Nobel Prize in physics as well as in chemistry from scientists the world over. A scientific meeting was organized in June 2005 at the University of Karlstad, Sweden, to honor Prof. Santilli on his 70th birthday with participation of scientists from 50 countries.

Dr. Santilli’s qualifications to serve on our board of directors include his extensive knowledge of energy products and his experience researching new clean energies and fuels.

Mrs. Carla Santilli

Carla Santilli is 73 years of age, has been a Director of Magnegas Corporation since May 2007 and is the spouse of Dr. Santilli. Carla Santilli holds a Master Degree in Human Services Administration from the School of Social Work of Boston University. She held positions of Clinical Social Worker and Community Programs Coordinator for the State of Massachusetts. Since the late 1980's, Mrs. Santilli has been employed as the President and Chief Executive Officer of Hadronic Press, Inc, a physics and mathematics academic publishing company. In this capacity, Mrs. Santilli has directed the growth of this company from start-up to become one of the world's leading physics and mathematics publishing companies. Books and journals published by Hadronic Press can be found in all of the leading University libraries across the world. Mrs. Santilli has been involved in the private sector as grant administrator and public relations specialist in the fields of academic publishing and environmental sciences. None of the aforementioned entities are a parent, subsidiary or affiliate of the Company. Mrs. Santilli has not engaged in any related party transactions with the Company. Mrs. Santilli is currently a Director of Magnegas Corporation.

Mrs. Santilli’s qualifications to serve on our board of directors include her thirty years of experience as President and Chief Executive Officer of Hadronic Press, Inc. and her experience in the environmental sciences field.

Involvement in Certain Legal Proceedings.There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders of decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past ten years.

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

We do not yet have an audit committee or an audit committee financial expert. We expect to form such a committee composed of our non-employee directors. We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person. Despite the lack of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors. Furthermore, our entire board of directors is aware of the importance of the financial and accounting due diligence that must be undertaken in furtherance of our business and they intend to conduct a comprehensive accounting financial analysis of the Company’s business.

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2013, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”

Summary Compensation Table - Officers

(a) Name and principal position	(b) Year	(c) Salary ($)	(d) Bonus ($)	(e) Stock Awards ($)	(f) Option Awards ($)	(g) Non-equity Incentive plan Compensation ($)	(h) Nonqualified Deferred compensation earnings ($)	(i) All other Compensation ($)	(j) Total ($)
Dr. Ruggero M. Santilli, President, CEO (1)	2013	78,462	-0-	-0-	-0-	-0-	-0-	-0-	78,462
Mrs. Carla Santilli, Secretary, Treasurer (2)	2013	25,385	-0-	-0-	-0-	-0-	-0-	-0-	25,385
Jay D. Solomon, President (3)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jay D. Solomon, President	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jay D. Solomon, President	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)
The Company has entered into employment contract with Dr. Santilli. The employment contract for Dr. Santilli provides for an annual base salary of $180,000 payable in weekly installments and annual stock option compensation equal to .01% of the issued and outstanding number of shares on July 25 each year at the average trading price of the company common stock on such date. Dr. Santilli has not received any compensation from the Company as of the date of this report and has agreed that all compensation due to him shall be accrued until such time as the Company generates sufficient income on a consistent basis to satisfy the obligations set forth in his agreement without jeopardizing the ongoing fiscal operations of the Company.

(2)	The Company has entered into a consulting agreement with Mrs. Santilli, at an annual rate of $60,000.

(3)	Jay D. Solomon resigned as an officer and director for the Company on July 25, 2013.

Director Compensation

(a) Name and principal position (1)	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)	(d) Option Awards ($)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Nonqualified Deferred Compensation Earnings ($)	(g) (2) All Other Compensation ($)	(h) Total ($)
Dr. Ruggero M. Santilli, President, CEO (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mrs. Carla Santilli, Treasurer, Secretary (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jay D. Solomon, Director (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)
The Company has entered into employment contract with Dr. Santilli. The employment contract for Dr. Santilli provides for an annual base salary of $180,000 payable in weekly installments and annual stock option compensation equal to .01% of the issued and outstanding number of shares on July 25 each year at the average trading price of the company common stock on such date. Dr. Santilli has not received any compensation from the Company as of the date of this report and has agreed that all compensation due to him shall be accrued until such time as the Company generates sufficient income on a consistent basis to satisfy the obligations set forth in his agreement without jeopardizing the ongoing fiscal operations of the Company.

(2)	The Company has entered into a consulting agreement with Mrs. Santilli.

(3)	Jay D. Solomon resigned as an officer and director for the Company on July 25, 2013.

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

Compensation Committee Interlocks and Insider Participation.

As of December 31, 2013 our Board of Directors consisted of Dr. Ruggero M. Santilli and Mrs. Carla Santilli. At present, the Board of Directors has not established any committees.

Director Compensation.

There are currently no compensation arrangements in place for members of the board of directors.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2013, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)

Common Stock	Dr. Ruggero M. Santilli (1)(2)(3) 1444 Rainville Road Tarpon Springs, FL 34689	14,403,060	96.02%

Common Stock	Mrs. Carla Santilli (1)(2)(3) 1444 Rainville Road Tarpon Springs, FL 34689	14,403,060	96.02%

Common Stock	Officers and Directors as a group	14,403,060	96.02%

(1)	Dr. Ruggero M. Santilli and Mrs. Carla Santilli are married and each own fifty percent of the equity in Clean energies Tech, Inc. which owns 4,403,060 shares of our common stock.
(2)	Dr. Ruggero M. Santilli and Mrs. Carla Santilli each own fifty percent of the equity in Global Beta, LLC which owns 7,000,000 shares of our common stock.
(3)
Mrs. Carla Santilli is a member of the board of directors of The R.M. Santilli Foundation, Inc., a non-profit Florida corporation. Dr. Santilli’s indirect beneficial interest is through his spouse, Mrs. Carla Santilli.

Dr. Santilli is our Chief Executive Officer and a director for our Company. Mrs. Carla Santilli is our Treasurer and a director for our Company.

The following table sets forth, as of December 31, 2013, the number of shares of our Series “A” Convertible Preferred Stockowned of record and beneficially by our executive officers, directors and persons who beneficially own more than 5% of such outstanding shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Hadronic Technologies Press, Inc. (1) 35246 US Highway 19 North, Suite #215 Palm Harbor, FL 34684	50,000,000	100%

(1)
Dr. Ruggero M. Santilli and Mrs. Carla Santilli are married and each own fifty percent of the equity in Hadronic Technologies Press, Inc. which owns 50,000,000 shares of our Series “A” Convertible Preferred Stock. The Series “A” Convertible Preferred Stock has 15 votes per share and is convertible into 10 shares of our common stock at the election of the shareholder.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons.

We utilize the office space and equipment of our management at no cost.On April21, 2011, 1,000,000 shares were issued to Jay D. Solomon, our sole officer and director.Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

We have not established our own definition for determining whether our director or nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current directors would not be deemed to be “independent” under any applicable definition given that they are officers of the Company. We also have not established any committees of the Board of Directors.

Given the nature of our Company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. As our operations generate revenue we intend to seek additional members for our board of directors and establish our own definition of “independent” as related to directors and nominees for directors. We further intend to establish committees that will be suitable for our operations as our business operations warrant.

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

Given the nature of our Company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. The Board of Directors takes the position that management of a target business will establish:

•	Its own Board of Directors

•	Establish its own definition of “independent” as related to directors and nominees for directors,

•	Establish committees that will be suitable for its operations after the Company consummates a business combination

Item 14.Principal Accounting Fees and Services.

2013
Audit fees	5,000
Audit related fees	---
Tax fees	---
All other fees	---

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

		(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on July 21, 2011.	See Exhibit Key

		(3.2)	Amendment to Articles of Incorporation dated July 29, 2013	Filed herewith

		(3.3)	Amendment to Articles of Incorporation dated October 7, 2013	Filed herewith

		(3.4)	Bylaws filed with Form 10 Registration Statement on July 21, 2011.	See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings		Note 2 to Financial Stmts.

	(14.0)	Code of Ethics		See Exhibit Key

	(31.1)	Certificate of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Chief Executive Officer And Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.2	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

14.0	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on January 17, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER FUSION CORPORATION

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer,	March 31, 2014
Dr. Ruggero M. Santilli	Principal Accounting Officer, Chief Financial Officer, Chairman of the Board ofDirectors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer,	March 31, 2014
Dr. Ruggero M. Santilli	Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors

/s/ Carla Santilli	Director	March 31, 2014
Carla Santilli

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants
Which Have Not Registered Securities Pursuant to Section 12 of the Act

NONE

THUNDER FUSION CORPORATION
f/k/aCCJ ACQUISITION CORP.
(A Development Stage Entity)

INDEX TO FINANCIAL STATEMENTS

Messineo & Co, CPAs LLC 2451 N McMullen Booth Rd Ste. 309 Clearwater, FL 33759-1362 T: (727) 421-6268 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Thunder Fusion Corporation
Tarpon Springs, Florida

We have audited the accompanying balance sheet of Thunder Fusion Corporation, f/k/a CCJ Acquisition Corp., (a development stage entity) as of December 31, 2013 and the related statement of operations, stockholder’s deficit and cash flows for the period from July 25, 2013 (date of inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thunder Fusion Corporation, f/k/a CCJ Acquisition Corp., (a development stage entity) as of December 31, 2013 and the results of its operations and its cash flows for the period from July 25, 2013 (date of inception) through May 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

Messineo & Co, CPAs LLC
Clearwater, Florida

THUNDER FUSION CORPORATION f/k/a CCJ ACQUISTION CORP.
(A Development Stage Company)
Balance Sheet

December 31
2013

ASSETS
Current Assets
Cash and cash equivalents	$3,913
Prepaid expense	609
Total current assets	4,522

Non-current assets
Intangible assets	1,000
Total non-current assets	1,000

TOTAL ASSETS	$5,522

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$40,375
Accrued interest	344
Accrued salaries	78,462
Notes payable – related party	60,000
Total Current Liabilities	179,181

TOTAL LIABILITIES	179,181

COMMITMENTS AND CONTINGENCIES (Note 7)

Stockholders’ Deficit
Preferred stock: $0.001 par value; 750,000,000 shares authorized;
50,000,000 shares issued and outstanding	50,000
Common stock: $0.001 par value; 900,000,000 shares authorized;
16,000,000 shares issued and outstanding	16,000
Additional paid in capital	435,000
Accumulated deficit during development stage	(674,659)
Total Stockholders’ Deficit	(173,569)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,522

See auditor's report and notes to the audited financial statements

THUNDER FUSION CORPORATION f/k/a CCJ ACQUISTION CORP.
(A Development Stage Company)
Statement of Operations

July 25, 2013
(inception)
through
December 31,
2013

Revenues	$ ---

Operating Expenses
Advertising	55
Research and development	4,047
Compensation	500,000
Professional fees	51,156
Selling, general and administrative expenses	119,057
Total operating expenses	674,315

Net Income (Loss) from operations	(674,315)

Other income (expense)
Interest expense	(344)
Income taxes	---

Net loss	$(674,659)

Basic and diluted (loss) per share	$(0.04)

Weighted average number of
shares outstanding *	15,893,082

See auditor's report and notes to the audited financial statements

THUNDER FUSION CORPORATION f/k/a CCJ ACQUISTION CORP.
(A Development Stage Company)
Statement of Stockholders’ Deficit
From July 25, 2013 (inception) to December 31, 2013

	Preferred Stock			Common Stock			Additional Paid in	Accumulated
	Shares	Amount		Shares	Amount		Capital	Equity	Total

Balance at July 25, 2013	---	$	---	---	$	---	$ ---	$ ---	$	---

Acquisition of CCJ Acquisition Corp. Eliminated book value of CCJ Acquisition Corp.	---		---	15,000,000		15,000	(15,000)	---		---
Issued 1 million shares of common stock in exchange for assignment of non-monetary assets to company by its shareholders	---		---	1,000,000		1,000	---	---		1,000
Issued 50 million shares of Series “A” Convertible Preferred stock at par value of $0.001 to a related party for services rendered on October 10, 2013	50,000,000		50,000	---		---	450,000	---		500,000

Net loss (audited)	---		---	---		---	---	(674,659)		(674,659)

Balance , December 31, 2013	50,000,000		$50,000	16,000,000		$16,000	$435,000	$(674,659)		$(173,659)

See auditor's report and notes to the audited financial statements

THUNDER FUSION CORPORATION f/k/a CCJ ACQUISTION CORP.
(A Development Stage Company)
Statement of Cash Flows

July 25, 2013
(inception)
through
December 31,
2013

CASHFLOWS FROM OPERATING ACTIVITIES:
Net loss	$(674,659)
Adjustments to reconcile net income to net cash used in operations:
Stock issued for services	500,000
Change in assets and liabilities:
Increase in prepaid expense	(609)
Increase in accounts payable	40,375
Increase in accrued salaries	78,462
Increase in accrued interest	344
Net Cash provided by (used in) operating activities	(56,087)

CASHFLOWS FROM INVESTING ACTIVITIES:
Net Cash used in Investing Activities	--

CASHFLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related party	60,000
Net Cash provided by financing activities	60,000

Net change in cash and cash equivalents	3,913

Cash and cash equivalents
Beginning of period	---
End of period	$3,913

Supplemental cash flow information
Cash paid for interest	$ ---
Cash paid for taxes	$ ---

Supplemental non-cash transactions:
Stock issued assignment of intangible assets	$1,000

See auditor's report and notes to the audited financial statements

THUNDER FUSION CORPORATION
(f/k/a CCJ ACQUISITION CORP.)
(A DEVELOPMENT STAGE COMPANY)
FOR THE YEAR ENDED DECEMBER 31, 2013

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Thunder Fusion Corporation f/k/a CCJ Acquisition Corp. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Florida on April 21, 2011. Thunder Fusion’s commenced business development stage on July 25, 2013. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and had made no efforts to identify a possible business combination. The business purpose of the Company has been to seek the acquisition of or merger with, an existing company. The Company year-end was changed to December 31 upon a change in control.

On July 29, 2013, the Company filed with the Florida Secretary of State, Articles of Amendment to its Articles of Incorporation (the “Amendment”) which changed the name of the Company from CCJ Acquisition Corp. to Thunder Fusion Corporation. The Amendment also changed the principal office address of the Company to 1444 Rainville Road, Tarpon Springs, Florida 34689.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company is a development stage company as defined by section FASB ASC 915, Development Stage Entities. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inceptionhave been considered as a part of the Company's development stage activities.

BASIS OF PRESENTATION AND USE OF ESTIMATES

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

RELATED PARTIES

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. Related party transactions are summarized in Note 7.

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments, including cash, accounts payable, accrued expenses and notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $3,913 at December 31, 2013.

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized by straight-line method on the basis of a useful life of 3 years, to begin upon the operational commencement. Intangible assets consist of website development cost. The balance at December 31, 2013 was $1,000.

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

NON-MONETARY TRANSACTION

According to ASC 845-10-S99, transfers of non-monetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the entity’s initial public offering should be recorded at the transferors' historical cost basis determined under Generally Accepted Accounting Principles. As such, the cost basis carried on Hyfuel’s books and records was minimal or essentially zero. Therefore, the accounting principles in ASC 845-10-S99 were followed and the Company recorded the intellectual and physical properties at its historical cost basis, which was at the historical cost basis of a nominal amount. In the transfer agreement 1,000,000 shares of common stock was transferred in exchange for the properties. The transfer was valued at $1,000 (the par value of the shares issued in exchange for the intellectual property); this amount was determined by the Company to be the value received in the exchange and approximates the basis of those assets.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were incurred, in the amount of $55, for the period July 25, 2013 (date of inception) through December 31, 2013.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $4,047 in research and development costs for the period July 25, 2013 (date of inception) through December 31, 2013.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2013.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2013. As of December 31, 2013, the Company had no dilutive potential common shares.

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

Share-based expense for the year endedDecember 31, 2013 totaled $500,000.

RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 – INTANGIBLE PROPERTY

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

Consideration for the assignment agreements consisted of one million (1,000,000) shares of our common stock that were issued to Dr. Ruggero M. Santilli, as designee for IBR and HyFuels. Company management determined the amount of consideration based upon ASC 845-10-S99 pertaining to transfer of non-monetary assets. According to ASC 845-10-S99, transfers of non-monetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the entity’s initial public offering should be recorded at the transferors’ historical cost basis determined under Generally Accepted Accounting Principles. As such, the cost basis carried on the books and records of HyFuels and IBR was minimal or essentially zero. Therefore, the accounting principles in ASC 845-10-S99 were followed and the Company recorded the intellectual and physical properties at its historical cost basis, which was at the historical cost basis of a nominal amount. In connection with the aforementioned assignment agreements, 1,000,000 shares of our common stock were transferred in exchange for the assets. The transfer was valued at one thousand dollars ($1,000.00), the value of the shares issued at par ($0.001) in exchange for the assets. This amount was determined by the Company to approximate the basis of those assets.

The Company recorded the property and intangibles (7 reactors, intellectual property rights to develop the technology, and website) as an intangible asset. The valuation of the properties was the par value of the stock received in exchange for the rights and assets.

The Company will commence amortization of the intangible property in 2014. The Company recognized $0 in amortization expense for the period July 25, 2013 (date of inception) through December 31, 2013.

NOTE 4– INCOME TAXES

At December 31, 2013, the Company had a net operating loss carry–forward for Federal income tax purposes of $674,659 that may be offset against future taxable income that will start expiring in 2031 No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $229,400, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $229,400.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

NOTE 5– SHAREHOLDERS’ EQUITY

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

On July 25, 2013, Dr. Ruggero M. Santilli acquired from Company’sexisting shareholders, a control block of stock in the Company consisting of two million nine hundred forty thousand (2,940,000) shares of restricted common stock of the Company, in a private equity transaction. As a result of this acquisition, Dr. Ruggero M. Santilli owns 98% of the issued and outstanding shares of common stock of the Company.

On August 11, 2013 the Company issued 1,000,000 shares of common stock in exchange for assignment of non-monetary intangible assets (See Intangible Assets, Note 4).

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

Series A: The certificate of designation for the Preferred A Stock provides that as a class it possesses a number of votes equal to fifteen (15) votes per share and may be converted into ten (10) $0.001 par value common shares.

On October 10, 2013, the Company issued fifty million (50,000,000) shares of our Series “A” Convertible Preferred Stock (the “Preferred Stock”) to Hadronic Technologies Press, Inc. (“Hadronic”), a Florida corporation maintaining its principal place of business at 35246 US Highway 19 North, Suite #215, Palm Harbor, Florida 34684. Our Directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli each own fifty percent of the equity in Hadronic. The Series “A” Convertible Preferred Stock has 15 votes per share and is convertible into 10 shares of our common stock at the election of the shareholder. Shares were valued at the par value of the common stock equivalents, $500,000.

At December 31, 2013 there wereFifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding.

OPTIONS AND WARRANTS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of December 31, 2013.

NOTE 6 – RELATED PARTY TRANSACTIONS

ADVANCES, PAYABLES AND ACCRUALS

In support of the Company’s efforts and cash requirements, it has relied on advances from the majority shareholders until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts included in payables and accruals represent amounts paid in satisfaction of the corporate liabilities. The cash advances are formalized by a promissory note (see below). Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of December 31, 2013, accounts payable includes $31,385 and accrued expenses includes $78,462due to shareholders.

NOTE PAYABLE

During the year ended December 31, 2013 our Chief Executive Officer, Dr. Ruggero M. Santilli loaned the company $60,000 for operations. The demand note states a 2.15% interest rate. At December 31, 2103 the demand note balance was $60,000. Accrued interest at December 31, 2013 was $344.

EQUITY TRANSACTIONS

On July 25, 2013, Dr. Ruggero M. Santilli acquired from Company’s existing shareholders a control block of stock in the Company consisting of two million nine hundred forty thousand (2,940,000) shares of restricted common stock of the Company, in a private equity transaction. Dr. Santilli utilized his own funds to acquire the shares of common stock of the Company. As a result of this acquisition, Dr. Ruggero M. Santilli owns 98% of the issued and outstanding shares of common stock of the Company. On July 25, 2013, Dr. Ruggero M. Santilli and Ms. Carla Santilli were appointed to the Board of Directors of the Company. On July 25, 2013, Dr. Ruggero M. Santilli was appointed President, Chief Executive Officer, Principal Executive Officer and Principal Accounting Officer of the Company. Also on July 25, 2013, Carla Santilli was appointed Secretary and Treasurer for the Company.

On August 11, 2013 the Company issued 1,000,000 shares of common stock in exchange for assignment of non-monetary intangible assets (See Intangible Assets, Note 4).

On October 10, 2013, the Company issued fifty million (50,000,000) shares of our Series “A” Convertible Preferred Stock (the “Preferred Stock”) to Hadronic Technologies Press, Inc. (“Hadronic”), a Florida corporation maintaining its principal place of business at 35246 US Highway 19 North, Suite #215, Palm Harbor, Florida 34684. Our Directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli each own fifty percent of the equity in Hadronic. The Series “A” Convertible Preferred Stock has 15 votes per share and is convertible into 10 shares of our common stock at the election of the shareholder. Preferred shares issued were valued at $500,000, based on the value of the common stock equivalents

EMPLOYMENT CONTRACTS

The Company has employment contracts with its key employees, the controlling shareholders, who are its officers and directors of the Company.

•
Dr. Santilli, 5 year contract, annual salary of $180,000 and annual common stock options for .01% of the outstanding stock per colander year at the average trading price of the anniversary date, July 25th

•
Carla Santilli, 5 year consulting contract, annual salary of $72,000 and annual common stock options for .005% of the outstanding stock per colander year at the average trading price of the anniversary date, July 25th.

OTHER

The Company does not own or lease property or lease office space. At the current time, the office space used by the Company was arranged by the majority shareholders of the Company to use at no charge. It is anticipated that the Company will enter into formal lease arrangements in the near future.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were available to be issued, considered to be the date of filing with the Securities and Exchange Commission. Based on our evaluation no events have occurred requiring adjustment to or disclosure in the financial statements.

13