Form 10-Q
period 2014-03-31
Thunder Energies Corp
filed 2014-05-15
CIK 1524872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 000-54464

THUNDER ENERGIES CORPORATION
(Exact Name of Registrant as specified in its charter)

Florida	45-1967797
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

1444 Rainville Road, Tarpon Springs, Florida	34689
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 727-940-3944

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒.

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 12, 2014 was 16,145,070.

TABLE OF CONTENTS

		Page
Part I. Financial Information

Item 1.	Condensed Financial Statements.	3
	Condensed Balance Sheets for the periods ending March 31, 2014 (unaudited) and December 31, 2013 (audited).	3
	Condensed Statements of Operations for the three months ended March 31, 2014, March 31, 2013 and the period July 25, 2013 (date of inception) through March 31, 2014 (unaudited).	4
.	Condensed Statements of Changes in Shareholders’ Equity for the period July 25, 2013 (date of inception) through March 31, 2014 (unaudited).	5
	Condensed Statements of Cash Flows for the three months ended March 31, 2014, March 31, 2013and the period July 25, 2013 (date of inception) through March 31, 2014 (unaudited).	6
	Notes to Condensed Financial Statements (unaudited).	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	21
Item 4.	Controls and Procedures.	21

Part II. Other Information.

Item 1.	Legal Proceedings.	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23
Item 3.	Defaults Upon Senior Securities.	23
Item 4.	Mine Safety Disclosure.	23
Item 5.	Other Information.	23
Item 6.	Exhibits.	24

Signatures		26

Part I. Financial Information

Item 1. Financial Statements.

THUNDER ENERGIES CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$19,117	$3,913
Prepaid expenses	---	609
Total Current Assets	19,117	4,522

Non-current assets
Intangible assets	1,000	1,000
Total non-current assets	1,000	1,000

TOTAL ASSETS	$20,117	$5,522

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$55,697	$40,375
Accrued interest	684	344
Accrued salaries	123,462	78,462
Note payable, related party	70,000	60,000
Total Current Liabilities	249,843	179,181

TOTAL LIABILITIES	249,843	179,181

COMMITMENTS AND CONTINGENCIES (Note 7)

Stockholders' Deficit
Preferred stock: $0.001 par value, 750,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: $0.001 par value 900,000,000 authorized; 16,111,970 and 16,000,000 shares issued and outstanding, respectively	16,112	16,000
Additional paid in capital	457,282	435,000
Accumulated deficit during development stage	(753,120)	(674,659)
Total Stockholders' Deficit	(229,726)	(173,569)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,117	$5,522

See notes to unaudited condensed financial statements

THUNDER ENERGIES CORPORATION
(A Development Stage Company)
Condensed Statements of Operations

				July 25, 2013
	For the Three Months Ended			(inception)
	March 31,			March 31,
	2014	2013		2014
	(unaudited)	(unaudited)		(unaudited)

Revenues	$ ---	$	---	$ ---

Operating Expenses
Advertising	---		---	55
Research and development	2,137		---	6,184
Compensation	---		---	500,000
Professional fees	30,790		---	81,946
Selling, general and administrative expense	45,194		---	164,251
Total operating expenses	78,121		---	752,436

Net Income (Loss) from operations	(78,121)		---	(752,436)

Other income (expense)
Interest expense	(340)		---	(684)
Income taxes	---		---	---

Net loss	$(78,461)	$	---	$(753,120)

Basic and diluted loss per share	$(0.00)	$	---

Weighted average number of shares outstanding	16,025,513		---

See notes to unaudited condensed financial statements

THUNDER ENERGIES CORPORATION
(A Development Stage Company)
Statement of Stockholders’ Deficit
From July 25, 2013 (inception) to March 31, 2014

							Additional
	Preferred Stock			Common Stock			Paid in	Accumulated
	Shares	Amount		Shares	Amount		Capital	Equity	Total

Balance at July 25, 2013	---	$	---	---	$	---	$ ---	$ ---	$	---

Acquisition of CCJ Acquisition Corp. Eliminated book value of CCJ Acquisition Corp.	---		---	15,000,000		15,000	(15,000)	---		---
Issued 1 million shares of common stock in exchange for assignment of non-monetary assets to company by its shareholders	---		---	1,000,000		1,000	---	---		1,000
Issued 50 million shares of Series “A” Convertible Preferred stock at par value of $0.001 to a related party for services rendered on October 10, 2013	50,000,000		50,000	---		---	450,000	---		500,000

Net loss (audited)	---		---	---		---	---	(674,659)		(674,659)

Balance, December 31, 2013	50,000,000		$50,000	16,000,000		$16,000	$435,000	$(674,659)		$(173,659)

Sold 119,970 shares of common by subscription for cash to various non-related parties at $0.20 per share	---		---	111,970		112	22,282	---		22,394

Net loss	---		---	---		---	---	(78,461)		(78,461)

Balance, March 31, 2014	50,000,000		$50,000	16,111,970		$16,112	$457,282	$(753,120)		$(229,726)

See notes to unaudited condensed financial statements

THUNDER ENERGIES CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows

					July 25, 2013
					(inception)
					through
	March 31,				March 31,
	2014		2013		2014
	(unaudited)		(unaudited)		(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(78,461)	$	---	$(753,120)
Adjustment to reconcile net loss to net cash provided in operations:
Stock issued for service		---		---	500,000
Changes in assets and liabilities:
Decrease in prepaid expense		609		---	---
Increase in accounts payable		15,322		---	55,697
Increase in accrued salaries		45,000		---	123,462
Increase in accrued interest		340		---	684
Net Cash provided by (used in) operating activities		(17,190)		---	(73,277)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash used in Investing Activities		---		---	---

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related party		10,000		---	70,000
Proceeds from equity issuances		22,394		---	22,394
Net Cash provided by financing activates		32,394		---	92,394

Net change in cash and cash equivalents		15,204		---	19,117

Cash and cash equivalents
Beginning of period		3,913		---	---
End of period		$19,117	$	---	19,117

Supplemental cash flow information
Cash paid for interest	$	---	$	---	$ ---
Cash paid for taxes	$	---	$	---	$ ---

Non-cash transactions:
Stock issued for assignment of intangible assets	$	---	$	---	$1,000

See notes to unaudited condensed financial statements

THUNDER ENERGIES CORPORATION
(A Development Stage Entity)
Notes to Financial Statements
For the period ending March 31, 2014
(Unaudited)

NOTE 1 – NATURE OF BUSINESS

Thunder Energies Corporation (“we”, “us”, “our”, “TEC” or the “Company”) was incorporated in the State of Florida on April 21, 2011. The Company commenced business development stage on July 25, 2013. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and had made no efforts to identify a possible business combination. The business purpose of the Company has been to seek the acquisition of or merger with, an existing company. The Company year-end was changed to December 31 upon a change in control.

On July 29, 2013, the Company filed with the Florida Secretary of State, Articles of Amendment to its Articles of Incorporation (the “Amendment”) which changed the name of the Company from CCJ Acquisition Corp. to Thunder Fusion Corporation. The Amendment also changed the principal office address of the Company to 150 Rainville Road, Tarpon Springs, Florida 34689. On May 1, 2014, the Company filed with the Florida Secretary of State, Articles of Amendment to its Articles of Incorporation (the “Amendment”) which changed the name of the Company from Thunder Fusion Corporation to Thunder Energies Corporation. The Amendment also changed the principal office address of the Company to 1444 Rainville Road, Tarpon Springs, Florida 34689.

Description of Business, Principal Products, Services

The business of Thunder Energies Corporation is focused on the development of a new clean combustion of fossil fuels (oil, diesel, coal, etc.) with controlled minimal contaminants in the exhaust. Our business objective is achieved via new forms of processing fossil fuels, new additives to the combustion and the assistance of a high voltage electric discharges (patents pending) that burn combustible contaminants in fossil fuel exhaust while providing added on clean energy. The expected principal product, depending on funding, is a new type of furnace for the clean combustion of fossil fuel available in any desired size for any type of energy application, from home heating to large plants for the clean production of electricity. The expected services are to be rendered by providing technical assistance to the market consisting of existing fossil fuel electric power plants for their decrease of pollutants in the exhaust and their verification of EPA regulations on the release of contaminants in the atmosphere. A prototype new furnace is expected to be available within one year following the availability of the necessary funds. As we are a development stage company, we have not yet generated any revenue from the assets that were recently assigned to and acquired by the Company, including the Hadronic reactors. The Hadronic reactors have been utilized to test and confirm the technology for ultimate inclusion in the new furnaces.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

THUNDER ENERGIES CORPORATION
(A Development Stage Entity)
Notes to Financial Statements
For the period ending March 31, 2014
(Unaudited)

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

THUNDER ENERGIES CORPORATION
(A Development Stage Entity)
Notes to Financial Statements
For the period ending March 31, 2014
(Unaudited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $19,117 at March 31, 2014 and $3,913 at December 31, 2013.

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized by straight-line method on the basis of a useful life of 3 years, to begin upon the operational commencement. Intangible assets consist of website development cost. The balance at March 31, 2014 was $1,000.

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

THUNDER ENERGIES CORPORATION
(A Development Stage Entity)
Notes to Financial Statements
For the period ending March 31, 2014
(Unaudited)

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $-0- for the three month ended March 31, 2014 and $55, for the period July 25, 2013 (date of inception) through March 31, 2014.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $2,137 for the three months ended March 31, 2014 and $4,047 in research and development costs for the period July 25, 2013 (date of inception) through March 31, 2014.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2014.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2014. As of March 31, 2014 the Company had no dilutive potential common shares.

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

THUNDER ENERGIES CORPORATION
(A Development Stage Entity)
Notes to Financial Statements
For the period ending March 31, 2014
(Unaudited)

Share-based expense for the three months ended March 31, 2014 was $-0- and $500,000 for the period July 25, 2013 (date of inception) through March 31, 2014.

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

On August 11, 2013, Thunder Energies Corporation (fka Thunder Fusion Corporation) entered into an Asset Assignment Agreement (the “Assignment Agreement”) with HyFuels, Inc., a Florida corporation (“HyFuels”) beneficially controlled by our Chief Executive Officer, Dr. Ruggero M. Santilli. Pursuant to the Assignment Agreement, HyFuels irrevocably assigned to the Company all physical assets, intangible assets, accounts receivable, intellectual property, accounting software, billing software, client lists, client prospects, trade secrets, proprietary property, the intellectual and physical property known as intermediate nuclear fusion without radiation, the physical property consisting of seven (7) Hadronic reactors, all copyrights, patents, patent applications, patent assignments, trademarks and anything having commercial or exchange value and the like.

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

The Company will commence amortization of the intangible property in 2014. The Company recognized $0 in amortization expense for the period July 25, 2013 (date of inception) through March 31, 2014.

THUNDER ENERGIES CORPORATION
(A Development Stage Entity)
Notes to Financial Statements
For the period ending March 31, 2014
(Unaudited)

NOTE 4 – INCOME TAXES

At March 31, 2014, the Company had a net operating loss carry–forward for Federal income tax purposes of $753,120 that may be offset against future taxable income that will start expiring in 2031 No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $256,061, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $256,061.

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

On July 25, 2013, Dr. Ruggero M. Santilli acquired from Company’s existing shareholders, a control block of stock in the Company consisting of two million nine hundred forty thousand (2,940,000) shares of restricted common stock of the Company, in a private equity transaction. As a result of this acquisition, Dr. Ruggero M. Santilli owned 98% of the issued and outstanding shares of common stock of the Company.

On August 11, 2013 the Company issued 1,000,000 shares of common stock in exchange for assignment of non-monetary intangible assets (See Intangible Assets, Note 4).

On August 12, 2013, the Board of Directors effectuated a 5 for 1 forward stock split. All shares presented and per share amounts have been retroactively restated to reflect the forward stock split.

During the period of February 14, 2014 through March 18, 2014, the Company issued 111,970 shares of common stock, by subscription, in exchange for cash proceeds of $ 22,394 to various non-related parties at $0.20 per share.

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

THUNDER ENERGIES CORPORATION
(A Development Stage Entity)
Notes to Financial Statements
For the period ending March 31, 2014
(Unaudited)

At March 31, 2014 there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding.

OPTIONS AND WARRANTS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of March 31, 2014.

NOTE 6 – RELATED PARTY TRANSACTIONS

ADVANCES, PAYABLES AND ACCRUALS

In support of the Company’s efforts and cash requirements, it has relied on advances from the majority shareholders until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts included in payables and accruals represent amounts paid in satisfaction of the corporate liabilities. The cash advances are formalized by a promissory note (see below). Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of March 31, 2014, accounts payable includes $49,385 and accrued expenses includes $123,462 due to shareholders.

NOTE PAYABLE

During the three months ended March 31, 2014 our Chief Executive Officer, Dr. Ruggero M. Santilli loaned the company $10,000 for operations. The demand note states a 2.15% interest rate. At March 31, 2014 the demand note balance was $70,000. Accrued interest at March 31, 2014 was $684.

EQUITY TRANSACTIONS

On July 25, 2013, Dr. Ruggero M. Santilli acquired from Company’s existing shareholders a control block of stock in the Company consisting of two million nine hundred forty thousand (2,940,000) shares of restricted common stock of the Company, in a private equity transaction. Dr. Santilli utilized his own funds to acquire the shares of common stock of the Company. As a result of this acquisition, Dr. Ruggero M. Santilli owned 98% of the issued and outstanding shares of common stock of the Company. On July 25, 2013, Dr. Ruggero M. Santilli and Ms. Carla Santilli were appointed to the Board of Directors of the Company. On July 25, 2013, Dr. Ruggero M. Santilli was appointed President, Chief Executive Officer, Principal Executive Officer and Principal Accounting Officer of the Company. Also on July 25, 2013, Carla Santilli was appointed Secretary and Treasurer for the Company.

On August 11, 2013 the Company issued 1,000,000 shares of common stock in exchange for assignment of non-monetary intangible assets (See Intangible Assets, Note 4).

On October 10, 2013, the Company issued fifty million (50,000,000) shares of our Series “A” Convertible Preferred Stock (the “Preferred Stock”) to Hadronic Technologies Press, Inc. (“Hadronic”), a Florida corporation maintaining its principal place of business at 35246 US Highway 19 North, Suite #215, Palm Harbor, Florida 34684. Our Directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli each own fifty percent of the equity in Hadronic. The Series “A” Convertible Preferred Stock has 15 votes per share and is convertible into 10 shares of our common stock at the election of the shareholder. Preferred shares issued were valued at $500,000, based on the value of the common stock equivalents.

THUNDER ENERGIES CORPORATION
(A Development Stage Entity)
Notes to Financial Statements
For the period ending March 31, 2014
(Unaudited)

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

NOTE 8 – SUBSEQUENT EVENTS

During the month of April, 2014 the Company sold 32,500 shares of common stock by subscription in exchange for cash proceeds of $6,500 to various non-related parties at $0.20 per share.

During the month of April, 2014 the Company sold 600 shares of common stock by subscription in exchange for cash proceeds of $600 to various non-related parties at $1.00 per share.

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

Our Business Overview.

Thunder Energies Corporation (“we”, “us”, “our”, “Thunder Energies”, “TEC” or the “Company”) was incorporated in the State of Florida on April 21, 2011. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and had made no efforts to identify a possible business combination. The business purpose of the Company has been to seek the acquisition of or merger with, an existing company. The Company selected December 31 as its fiscal year end.

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. As of July 1, 2013, the Company had not entered into any definitive agreement with any party, nor had there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. Subsequent to our year-end we were subject to a change in control which has resulted in the new majority shareholder and our board of director members causing assets to be assigned to the Company.

On July 25, 2013, Dr. Ruggero M. Santilli acquired from Company’s existing shareholders, a control block of stock in the Company consisting of two million nine hundred forty thousand (2,940,000) shares of restricted common stock of the Company, in a private equity transaction. As a result of this acquisition, Dr. Ruggero M. Santilli owned 98% of the issued and outstanding shares of common stock of the Company.

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

On August 11, 2013, Thunder Energies Corporation (the “Company”) entered into an Asset Assignment Agreement (the “Assignment Agreement”) with HyFuels, Inc., a Florida corporation (“HyFuels”) beneficially controlled by our Chief Executive Officer, Dr. Ruggero M. Santilli. Pursuant to the Assignment Agreement, HyFuels irrevocably assigned to the Company all physical assets, intangible assets, accounts receivable, intellectual property, accounting software, billing software, client lists, client prospects, trade secrets, proprietary property, the intellectual and physical property known as intermediate nuclear fusion without radiation, the physical property consisting of seven (7) Hadronic reactors, all copyrights, patents, patent applications, patent assignments, trademarks and anything having commercial or exchange value and the like.

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

Description of Business, Principal Products, Services

The business of Thunder Energies Corporation is focused on the development of a new clean combustion of fossil fuels (oil, diesel, coal, etc.) with controlled minimal contaminants in the exhaust. Our business objective is achieved via new forms of processing fossil fuels, new additives to the combustion and the assistance of a high voltage electric discharges (patents pending) that burn combustible contaminants in fossil fuel exhaust while providing added on clean energy. The expected principal product, depending on funding, is a new type of furnace for the clean combustion of fossil fuel available in any desired size for any type of energy application, from home heating to large plants for the clean production of electricity. The expected services are to be rendered by providing technical assistance to the market consisting of existing fossil fuel electric power plants for their decrease of pollutants in the exhaust and their verification of EPA regulations on the release of contaminants in the atmosphere. A prototype new furnace is expected to be available within one year following the availability of the necessary funds. As we are a development stage company, we have not yet generated any revenue from the assets that were recently assigned to and acquired by the Company, including the Hadronic reactors. The Hadronic reactors have been utilized to test and confirm the technology for ultimate inclusion in the new furnaces.

Distribution Methods Of The Products and Services

Initially, we anticipate marketing via large advertisements on the internet, such as via PRWeb Releases. We expect to market through contacts that we are able to generate, and then via direct contacts of potential buyers of TEC new fossil fuel furnaces or TEC services for the improvement of existing fossil fuel burning plants.

Status of Any Publicly Announced New Product Or Service

We have not yet made any public announcement regarding our products or services. We do not contemplate making any such announcements until the availability of a prototype furnace for the clean combustion of fossil fuels as described above. We have only published announcements regarding the new sciences underlying the new clean combustion of fossil fuels as disclosed on our corporate website, www.thunder-energies.com.

Competitive Business Conditions And The Smaller Reporting Company’s Competitive Position In The Industry And Methods Of Competition

There exist many types of furnaces for the combustion of fossil fuels but they are all based on conventional combustion of fossil fuels and then the removal of contaminants in the exhaust. By contrast, the main function of TEC furnaces is that of improving the combustion with consequential reduction of contaminants in the exhaust while increasing the energy output for the same fossil fuel.

Sources And Availability Of Raw Materials And The Names Of Principal Suppliers

The raw material needed by the TEC furnaces is given by conventional fossil fuels all available in the U.S.A. by a large number of suppliers.

Dependence On One Or A Few Customers

We do not presently have any committed customers for our TEC furnaces. However, upon completion of the manufacture and testing of our prototype, we believe that there will be a large market that will be interested in our products and services.

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

Need For Any Government Approval Of Principal Products Or Services

No governmental approval or permits is expected for the development of the new furnaces for the clean combustion of fossil fuels. Following their availability, the TEC furnaces will be subject to and must comply with applicable EPA requirements for permitted levels of contaminants in the exhaust.

Effect Of Existing Or Probable Governmental Regulations On The Business

Due to its novel conception, a principal objective of TEC furnaces is that of surpassing current EPA requirements for the contaminants in the combustion exhaust released in the atmosphere.

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

Costs and Effects Of Compliance With Environmental Laws

We are unable to estimate the costs and effects of compliance with environmental laws prior to completion of a TEC prototype furnace.

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

We have already taken advantage of these reduced reporting burdens in this Form 10-Q, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K.

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

Results of Operations for the three months ended March 31, 2014 and March 31, 2013.

The Company was organized as of July 25, 2013. Due to the limited operations and the date of inception of July 25, 2013, the results of operations for the three months ended March 31, 2014 are not comparable to a prior period.

Revenues.

Total Revenue. Total revenues for the three months ended March 31, 2014 and 2013 were $-0- and $-0-, respectively. Total revenues for the development stage July 25, 2013 (date of inception) through March 31, 2013 were $-0-.

Expenses.

Total Expenses. Total operating expenses for the three months ended March 31, 2014 and 2013 were $78,461 and $-0-, respectively. Total expenses for the development stage July 25, 2013 (date of inception) through March 31, 2014 were $753,120. Total expenses consisted of advertising of $55; research and development of $6,184; stock based compensation of $500,000; professional fees of $81,946; selling, general and administrative expenses of $164,251; and interest expense of $684.

Financial Condition.

Total Assets. Total assets at March 31 2014 were $20,117. Total assets consist of cash of $19,117 and intangible assets of $1,000.

Total Liabilities. Total liabilities at March 31, 2014 were $249,843. Total liabilities consist of accounts payable of $55,697; accrued interest of $684; note payable to the CEO of $70,000 and accrued salaries of $123,462.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $78,461 for the three months ended March 31, 2014. The Company has accumulated losses totaling $753,120 during the development stage, July 25, 2013 (date of inception) through March 31, 2014. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our shareholders. At March 31, 2014 we had a working capital deficit of $230,726. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the three months ended March 31, 2014 and 2013 were ($17,190) and $-0-, respectively. Net cash used in operating activities for the development stage July 25, 2013 (date of inception) through March 31, 2014 was ($73,277). Net cash used in operating activities includes our net loss, stock based compensation, prepaid expense, accounts payable, accrued salaries and accrued interest.

Net cash provided by financing activities for the three months ended March 31, 2014 and 2013 were $32,394 and $-0-, respectively. Net cash provided by financing activities for the development stage July 25, 2013 (date of inception) through March 31, 2014 was $92,394. Net cash provided by financing activities includes proceeds from notes payable- related party of $70,000 and proceeds from the issuance of common stock of $22,394.

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

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2014.

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

With respect to the period ending March 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2014, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)           Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2013 Annual Report on Form 10K.

Part II. Other Information

Item 1.   Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending March 31, 2014, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(2) since they agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(2) of the Securities Act of 1933 for this transaction.

During the period of February 14, 2014 through March 18, 2014, the Company issued 111,970 shares of common stock, by subscription, in exchange for cash proceeds of $ 22,394 to various non-related parties at $0.20 per share.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits

Exhibit Number and Description			Location Reference
(a)	Financial Statements		Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

(3.0)	Articles of Incorporation

	(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on July 21, 2011	See Exhibit Key

	(3.2)	Amendment to Articles of Incorporation dated July 29, 2013	See Exhibit Key

	(3.3)	Amendment to Articles of Incorporation dated October 7, 2013	See Exhibit Key

	(3.4)	Amendment to Articles of Incorporation dated April 25, 2014	See Exhibit Key

	(3.5)	Bylaws filed with Form 10 Registration Statement on July 21, 2011.	See Exhibit Key

(11.0)	Statement re: computation of per share Earnings.		Note 2 to Financial Stmts.

(14.0)	Code of Ethics		See Exhibit Key

(31.1)	Certificate of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certification of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith

(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith

(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith

(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith

(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith

(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchang Commission on July 21, 2011.

3.2	Incorporated by reference herein to the Company’s Form 10- Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.3	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.4	Incorporated by reference herein to the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on May 5, 2014.

3.5	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

14.0	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on January 17, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors	May 14, 2014
Dr. Ruggero M. Santilli