Form 10-K/A
period 2013-12-31
Thunder Energies Corp
filed 2014-06-11
CIK 1524872

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

THUNDER ENERGIES CORPORATION
(f/k/a Thunder Fusion Corporation) (Exact Name of Registrant as specified in its charter)

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
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

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

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of March 31, 2014 was 16,000,000 shares.

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

NONE

EXPLANATORY NOTE

This amendment to Form 10-K is related to the re-presentation of the financial statements included within. Specifically, the initial filing presented financial statements for the period from July 25, 2013 through December 31, 2013 with no prior period presented as on July 25, 2013 a change in control was effected, resulting in a reverse merger. Correction to the original filing is made to include the prior year financial statements of the predecessor Company (CCJ Acquisitions Corp, a blank check, the legal acquirer) for comparative purposes. There have been no changes to the information previously reported for the year ending December 31, 2013, except for disclosure and presentation of comparative financial statements, which includes reference to inception date, previously referring to inception date of the accounting acquirer. Please see Note 1 to the financial statements regarding the reverse merger.

Additionally, subsequent to the original filing, on May 1, 2014, the Company filed with the Florida Secretary of State, Articles of Amendment to its Articles of Incorporation which changed the name of the Company from Thunder Fusion Corporation to Thunder Energies Corporation. This amended filing reflects the name change.

THUNDER ENERGIES CORPORATION

ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2013

3

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K/A of Thunder Energies Corporation for the year ended December 31, 2013 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

PART I

Item 1. Business.

Thunder Energies Corporation f/k/a Thunder Fusion Corporation and CCJ Acquisition Corp. (“we”, “us”, “our”, (“TEC” or the “Company”) was incorporated in the State of Florida on April 21, 2011.  Since inception, which was April 21, 2011, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and had made no efforts to identify a possible business combination.  The business purpose of the Company has been to seek the acquisition of or merger with, and existing company.  The Company selected December 31 as its fiscal year end.

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

Description of Business, Principal Products, Services

The business of Thunder Energies Corporation ("TEC") is focused on the development of a new clean combustion of fossil fuels (oil, diesel, coal, etc.) with controlled minimal contaminants in the exhaust. Our business objective is achieved via new forms of processing fossil fuels, new additives to the combustion and the assistance of a high voltage electric discharges (patents pending) that burn combustible contaminants in fossil fuel exhaust while providing added on clean energy. The expected principal product, depending on funding, is a new type of furnace for the clean combustion of fossil fuel available in any desired size for any type of energy application, from home heating to large plants for the clean production of electricity.   The expected services are to be rendered by providing technical assistance to the market consisting of existing fossil fuel electric power plants for their decrease of pollutants in the exhaust and their verification of EPA regulations on the release of contaminants in the atmosphere.  A prototype new furnace is expected to be available within one year following the availability of the necessary funds.  As we are a development stage company, we have not yet generated any revenue from the assets that were recently assigned to and acquired by the Company, including the Hadronic reactors. The Hadronic reactors have been utilized to test and confirm the technology for ultimate inclusion in the new furnaces.

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

Holders.

On December 31, 2013 there were 7 shareholders of record of our common stock. There are 15,000,000 shares of our Common Stock issued and outstanding.

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

Our Business Overview.

Thunder Energies Corporation f/k/a Thunder Fusion Corporation and CCJ Acquisition Corp. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Florida on April 21, 2011. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and had made no efforts to identify a possible business combination. The business purpose of the Company has been to seek the acquisition of or merger with, an existing company. The Company selected December 31 as its fiscal year end.

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

Description of Business, Principal Products, Services

The business of Thunder Energies Corporation ("TEC") is focused on the development of a new clean combustion of fossil fuels (oil, diesel, coal, etc.) with controlled minimal contaminants in the exhaust. Our business objective is achieved via new forms of processing fossil fuels, new additives to the combustion and the assistance of a high voltage electric discharges (patents pending) that burn combustible contaminants in fossil fuel exhaust while providing added on clean energy. The expected principal product, depending on funding, is a new type of furnace for the clean combustion of fossil fuel available in any desired size for any type of energy application, from home heating to large plants for the clean production of electricity. The expected services are to be rendered by providing technical assistance to the market consisting of existing fossil fuel electric power plants for their decrease of pollutants in the exhaust and their verification of EPA regulations on the release of contaminants in the atmosphere. A prototype new furnace is expected to be available within one year following the availability of the necessary funds. As we are a development stage company, we have not yet generated any revenue from the assets that were recently assigned to and acquired by the Company, including the Hadronic reactors. The Hadronic reactors have been utilized to test and confirm the technology for ultimate inclusion in the new furnaces.

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

Results of Operations for the development stage, April 21, 2011 (date of inception) through December 31, 2013.

The Company was organized as of April 21, 2011. Due to the limited operations and the date of inception of April 21, 2011, the results of operations for the year ended December 31, 2013 are not comparable to a prior period.

Revenues.

Total Revenue. Total revenues for the development stage April 21, 2011 (date of inception) through December 31, 2013 were $-0-.

Expenses.

Total Expenses. Total operating expenses for the development stage April 21, 2011 (date of inception) through December 31, 2013 were $674,659. Total expenses consisted of advertising of $55; research and development of $4,047; stock based compensation of $500,000; professional fees of $51,156; selling, general and administrative expenses of $119,057; and interest expense of $344.

Financial Condition.

Total Assets. Total assets at December 31, 2013 were $5,522. Total assets consist of cash of $3,913; prepaid expenses of $609 and intangible assets of $$1,000.

Total Liabilities. Total liabilities at December 31, 2013 were $179,181. Total liabilities consist of accounts payable of $40,375; accrued interest of $344; note payable to the CEO of $60,000 and accrued salaries of $78,462.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $674,659 for the year ended December 31, 2013. The Company has an accumulated loss of $674,659 during the development stage, April 21, 2011 (date of inception) through December 31, 2013. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our shareholders. At December 31, 2013 we had a working capital deficit of $174,659. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the development stage April 21, 2011 (date of inception) through December 31, 2013 was ($56,087). Net cash used in operating activities includes our net loss, stock based compensation, prepaid expense, accounts payable, accrued salaries and accrued interest.

Net cash used in investing activities for the year ended December 31, 2013 was ($1,000). Net cash used in investing activities for the development stage April 21, 2011 (date of inception) through December 31, 2013 was ($1,000). Net cash used in investing activities includes the assignment of intangible assets of ($1,000).

Net cash provided by financing activities for the year ended December 31, 2013 was $61,000. Net cash provided by financing activities for the development stage April 21, 2011 (date of inception) through December 31, 2013 was $61,000. Net cash provided by financing activities includes the issuance of common stock for intangible assets of $1,000 and proceeds from notes payable- related party of $60,000.

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

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive plan Compensation ($)	Nonqualified Deferred compensation earnings ($)	All other Compensation ($)	Total ($)

Dr. Ruggero M. Santilli, President, CEO (1)	2013	78,462	-0-	-0-	-0-	-0-	-0-	-0-	78,462
Mrs. Carla Santilli, Secretary, Treasurer (2)	2013	25,385	-0-	-0-	-0-	-0-	-0-	-0-	25,385
Jay D. Solomon, President (3)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jay D. Solomon, President	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jay D. Solomon, President	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

(2)	The Company has entered into a consulting agreement with Mrs. Santilli, at an annual rate of $60,000.

(3)	Jay D. Solomon resigned as an officer and director for the Company on July 25, 2013.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g) (2)	(h)
Name and principal position (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dr. Ruggero M. Santilli, President, CEO (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mrs. Carla Santilli, Treasurer, Secretary (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jay D. Solomon, Director (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

The following table sets forth, as of December 31, 2013, the number of shares of our Series “A” Convertible Preferred Stock owned of record and beneficially by our executive officers, directors and persons who beneficially own more than 5% of such outstanding shares.

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

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer,	June 11, 2014
Dr. Ruggero M. Santilli	Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer,	June 11, 2014
Dr. Ruggero M. Santilli	Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors

/s/ Carla Santilli	Director	June 11, 2014
Carla Santilli

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants
Which Have Not Registered Securities Pursuant to Section 12 of the Act

NONE

THUNDER ENERGIES CORPORATION
f/k/aCCJ ACQUISITION CORP.
(A Development Stage Entity)

INDEX TO FINANCIAL STATEMENTS

Messineo & Co, CPAs LLC 2471 N McMullen Booth Rd Ste. 302 Clearwater, FL 33759-1362 T: (727) 421-6268 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Thunder Energies Corporation
Tarpon Springs, Florida

We have audited the accompanying balance sheets of Thunder Energies Corporation, f/k/a CCJ Acquisition Corp ., subsequently known as Thunder Energies Corporation, (a development stage entity) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from April 21, 2011 (date of inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thunder Energies Corporation, f/k/a CCJ Acquisition Corp., subsequently known as Thunder Energies Corporation, (a development stage entity) as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and for the period from April 21, 2011 (date of inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

Messineo & Co, CPAs LLC
Clearwater, Florida
March 31, 2014, except for note 1, which date is June 9, 2014.

Thunder Energies Corporation
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2013	2012
	(successor)	(predecessor)
ASSETS
Current Assets
Cash and cash equivalents	$3,913	$392
Prepaid and other current assets	609	-
Total Current Assets	4,522	392

Intangible assets, net of accumulated
amortization of $0 and $0, respectively	1,000	-

TOTAL ASSETS	$5,522	$392

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$40,375	$451
Accrued expenses	78,806	-
Due to related parties	60,000	2,856
Total Current Liabilities	179,181	3,307

TOTAL LIABILITIES	179,181	3,307

Stockholders' Deficit
Preferred stock: 750,000,000 authorized; $0.001 par value
50,000,000 and 0 shares issued and outstanding	50,000	-
Common stock: 900,000,000 authorized; $0.001 par value
16,000,000 and 0 shares issued and outstanding*	16,000	3,000
Additional paid in capital	435,000	-
Accumulated deficit during development stage	(674,659)	(5,915)
Total Stockholders' Deficit	(173,659)	(2,915)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,522	$392

* Note all shares retroactively restated for five for one forward split on August 12, 2013

See auditor's report and notes to the audited financial statements

Thunder Energies Corporation (A Development Stage Company)
Statements of Operations

			April 21, 2011
	For the Year Ended		(inception) to
	December 31,		December 31,
	2013	2012	2013
	(successor)	(predecessor)	(successor)

Revenues	$-	$-	$-

Operating Expenses
Salaries and wages	500,000	-	500,000
Professional	51,156	2,128	51,156
Research and development	4,047	-	4,047
General and administration	119,112	120	119,112
Total operating expenses	674,315	2,248	674,315

Net loss from operations	(674,315)	(2,248)	(674,315)

Other income (expense)
Interest expense	(344)	-	(344)
Total other income (expense)	(344)	-	(344)

Net loss before taxes	(674,659)	(2,248)	(674,659)

Income tax benefit	-	-	-

Net loss	$(674,659)	$(2,248)	$(674,659)

Basic and dilutive loss per share	$(0.04)	$(0.00)

Weighted average number of shares outstanding	15,394,521	15,000,000

See auditor's report and notes to the audited financial statements

Thunder Energies Corporation
f/k/a CCJ ACQUISTION CORP.
(A Development Stage Company)
Statement of Stockholders’ Deficit
From April 21, 2011 (inception) to December 31, 2013

							Additional
	Preferred Stock			Common Stock*			Paid in	Accumulated
	Shares	Amount		Shares	Amount		Capital	Equity	Total

Balance at April 21, 2011	---	$	---	---	$	---	$ ---	$ ---	$	---
Common shares issued to founders on April 21, 2011*	---		---	15,000,000		15,000	(12,000)	---		3,000
Net loss	---		---	---		---	---	(1,000)		(1,000)
Balance , December 31, 2011	---		---	15,000,000		15,000	(12,000)	(1,000)		2,000
Net loss	---		---	---		---	---	(2.248)		(2,248)
Balance , December 31, 2012	---		---	15,000,000		15,000	(12,000)	(3.248)		(248)

Net loss, through July 25, 2013 (date of acquisition)	---		---	---		---	---	(3,684)		(3,684)
Accounting for reverse acquisition of CCJ Acquisition Corp., July 25, 2013:
(a) Forgiveness of related party debt	---		---	---		3,932	---	---		3,932
(b) Eliminated of CCJ Acquisition Corp.	---		---	---		(6,932)	---	6,932		---
Issued 1 million shares of common stock in exchange for assignment of non-monetary assets to company by its shareholders, August 10, 2013, valued at par ($0.001)	---		---	1,000,000		1,000	---	---		1,000
Issued 50 million shares of Series “A” Convertible Preferred stock at par value of $0.001 to a related party for services rendered on October 10, 2013	50,000,000		50,000	---		---	450,000	---		500,000
Net loss	---		---	---		---	---	(674,659)		(674,659)

Balance , December 31, 2013	50,000,000		$50,000	16,000,000		$16,000	$435,000	$(674,659)		$(173,659)

* Note all shares retroactively restated for five for one forward split on August 12, 2013

See auditor's report and notes to the audited financial statements

Thunder Energies Corporation
(A Development Stage Company)
Statements of Cash Flows

			April 21, 2011
			inception
			through
	Year Ended December 31,		December 31,
	2013	2012	2013
	(successor)	(predecessor)	(successor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(674,659)	$(2,248)	$(674,659)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Stock-based compensation	500,000	-	500,000
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Prepaid expenses and other assets	(609)	-	(609)
Increase (decrease) in operating liabilities:
Accounts payable	40,375	-	40,375
Accrued expenses	78,806	-	78,806
Related party advances	(392)	390	(2,608)
Total adjustments	618,180	390	615,572
Net Cash (Used in) Operating Activities	(56,479)	(1,858)	(59,087)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash (Used in) Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	60,000	-	60,000
Proceeds from issuance of stock	-	-	3,000
Net Cash Provided By Financing Activities	60,000	-	63,000

Net increase (decrease) in cash and cash equivalents	3,521	(1,858)	3,913
Cash and cash equivalents, beginning of period	392	2,250	-
Cash and cash equivalents, end of period	$3,913	$392	$3,913

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash transactions:
Stock issued in in payment of intellectual property	$1,000	$-	$1,000
Forgiveness of debt by related party	$3,932	$-	$3,932

See auditor's report and notes to the audited financial statements

THUNDER ENERGIES CORPORATION
(f/k/a CCJ ACQUISITION CORP.)
(A DEVELOPMENT STAGE COMPANY)
FOR THE YEAR ENDED DECEMBER 31, 2013

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Thunder Energies Corporation f/k/a CCJ Acquisition Corp. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Florida on April 21, 2011. Thunder Energies commenced business development stage on July 25, 2013 , the date of the reverse acquisition (see below). Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was originally formed as a vehicle to pursue a business combination and had made no efforts to identify a possible business combination. The business purpose of the Company has been to seek the acquisition of or merger with, an existing company , which was completed on July 25, 2013, with the reverse acquisition of Thunder Energies. The Company year-end was changed to December 31 upon a change in control.

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

Description of Business, Principal Products, Services

The business of Thunder Energies Corporation ("TEC") is focused on the development of a new clean combustion of fossil fuels (oil, diesel, coal, etc.) with controlled minimal contaminants in the exhaust. Our business objective is achieved via new forms of processing fossil fuels, new additives to the combustion and the assistance of a high voltage electric discharges (patents pending) that burn combustible contaminants in fossil fuel exhaust while providing added on clean energy. The expected principal product, depending on funding, is a new type of furnace for the clean combustion of fossil fuel available in any desired size for any type of energy application, from home heating to large plants for the clean production of electricity. The expected services are to be rendered by providing technical assistance to the market consisting of existing fossil fuel electric power plants for their decrease of pollutants in the exhaust and their verification of EPA regulations on the release of contaminants in the atmosphere. A prototype new furnace is expected to be available within one year following the availability of the necessary funds. As we are a development stage company, we have not yet generated any revenue from the assets that were recently assigned to and acquired by the Company, including the Hadronic reactors. The Hadronic reactors have been utilized to test and confirm the technology for ultimate inclusion in the new furnaces.

Reverse Acquisition

On July 25, 2013, Dr. Ruggero M. Santilli acquired from Company shareholders, a control block of stock in the Company consisting of two million nine hundred forty thousand (2,940,000) shares of restricted common stock of the Company in a private equity transaction. As a result of this acquisition, Dr. Ruggero M. Santilli acquired ownership 98% of the issued and outstanding shares of common stock of the Company.  Given the transaction in essence was the merger of a private entity with a public shell with nominal assets, the acquisition was accounted for as a reverse recapitalization.  For financial statement presentation purposes, since the ongoing entity did not exist prior to July 25, 2013, the comparative financial statements are those of the shell.  As such, for presentation purposes, the shell is shown in historical periods and its common stock and retained earnings are eliminated in the statement of stockholders equity at the time of reverse recapitalization, as opposed to the traditional recapitalization presentation that would show the retroactive presentation of the ongoing entity in prior periods.  As part of the reverse acquisition, $3,932 of related party debt with the shell was forgiven and accordingly credited to additional paid in capital.

Re-Presentation of Financial Statements

As noted in the explanatory statement in this Form 10-K/A, the financial statements included herein are represented and disclosed to include predecessor financial statements.  As noted, the Company’s original Form 10-K included the financial statements of the successor entity from the date of inception (July 25, 2013), with no predecessor entity information presented.  This Form 10-K/A has been amended to include such presentation.  Accordingly we are presenting the financial statements of the Company for the years ended December 31, 2013 and December 31, 2012.  The financial statements for the year ended December 31, 2013 are the successor entity and are wholly consistent with the financial statements previously filed (Note:  The company had no revenue or expenses during the period from January 1, 2013 through July 25, 2013 , thus there is no difference in the financial statements for the year ended December 31, 2013 and the successor entity financial statements previously presented from the period from inception (July 25, 2013) through December 31, 2013.  The financial statements for the year ended December 31, 2012 presented are that of the nominal shell entity that is not part of ongoing operations.

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

ADVERTISING

Advertising costs are expensed as incurred.    Advertising costs were incurred, in the amount of $55, for the period April 21, 2011 (date of inception) through December 31, 2013.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred.   Research and development costs include engineering and testing of product and outputs.   Indirect costs related to research and developments are allocated based on percentage usage to the research and development.   We spent $4,047 in research and development costs for the period April 21, 2011 (date of inception) through December 31, 2013.

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

Share-based expense for the year ended December 31, 2013 totaled $500,000.

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

The Company will commence amortization of the intangible property in 2014. The Company recognized $0 in amortization expense for the period April 21, 2011 (date of inception) through December 31, 2013.

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

At December 31, 2013 there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding.

OPTIONS AND WARRANTS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of December 31, 2013.

NOTE 6 – RELATED PARTY TRANSACTIONS

ADVANCES, PAYABLES AND ACCRUALS

In support of the Company’s efforts and cash requirements, it has relied on advances from the majority shareholders until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders.   Amounts included in payables and accruals represent amounts paid in satisfaction of the corporate liabilities. The cash advances are formalized by a promissory note (see below).   Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below).   As of December 31, 2013, accounts payable includes $31,385 and accrued expenses includes $78, 462 due to shareholders.

NOTE PAYABLE

During the year ended December 31, 2013 our Chief Executive Officer, Dr. Ruggero M. Santilli loaned the company $60,000 for operations. The demand note states a 2.15% interest rate. At December 31, 2013 the demand note balance was $60,000. Accrued interest at December 31, 2013 was $344.

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

•
Dr. Santilli, 5 year contract, annual salary of $180,000 and annual common stock options for .01% of the outstanding stock per calendar year at the average trading price of the anniversary date, July 25 th

•
Carla Santilli, 5 year consulting contract, annual salary of $72,000 and annual common stock options for .005% of the outstanding stock per calendar year at the average trading price of the anniversary date, July 25 th .

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