Form 10-Q
period 2014-06-30
Thunder Energies Corp
filed 2014-08-14
CIK 1524872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Registrant’s telephone number, including area code: 727-940-3944

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
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 12, 2014 was 16,142,420.

Part I. Financial Information

Item 1. Financial Statements.

THUNDER ENERGIES CORPORATION Condensed Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$7,401	$3,913
Prepaid expenses	1,484	609
Total Current Assets	8,885	4,522

Non-current assets
Intangible assets	900	1,000
Total non-current assets	900	1,000
TOTAL ASSETS	$9,785	$5,522

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$71,391	$40,375
Accrued interest	1,187	344
Accrued salaries	168,462	78,462
Note payable, related party	121,000	60,000
Total Current Liabilities	362,040	179,181
TOTAL LIABILITIES	362,040	179,181

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Preferred stock: $0.001 par value, 750,000,000 authorized;
50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: $0.001 par value 900,000,000 authorized;
16,142,420 and 16,000,000 shares issued and outstanding, respectively	16,142	16,000
Additional paid in capital	463,801	435,000
Accumulated deficit	(882,199)	(674,659)
Total Stockholders' Deficit	(352,255)	(173,569)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,785	$5,522

See notes to unaudited condensed financial statements

THUNDER ENERGIES CORPORATION Condensed Statements of Operations (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(successor)	(predecessor)	(successor)	(predecessor)

REVENUE	$ ---	$ ---	$ ---	$ ---

OPERATING EXPENSES
Research and development	13,607	---	15,744	---
Professional fees	64,410	2,502	95,200	3,429
Selling, general and administrative expenses	50,159	195	95,753	240
Total operating expenses	128,576	2,697	206,697	3,669

Net loss from operations	(128,576)	(2,697)	(206,697)	(3,669)

Other income (expense)
Interest expense	(503)	---	(843)	---
Net loss before income taxes	(129,079)	(2,697)	(207,540)	(3,669)

Income taxes	---	---	---	---
Net loss	$(129,079)	$(2,697)	$(207,540)	$(3,669)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of
shares outstanding	16,140,712	15,000,000	16,083,431	15,000,000

See notes to unaudited condensed financial statements.

THUNDER ENERGIES CORPORATION Condensed Statements of Cash Flows (unaudited)

	June 30,
	2014		2013
	(successor)		(predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(207,540)		$(3,669)
Adjustment to reconcile net loss to net cash provided (used in) in operations:
Amortization		100		---
Stock issued for service		---		---
Changes in assets and liabilities:
Increase in prepaid expense		(875)		---
Increase in accounts payable		31,016		2,252
Increase in accrued salaries		90,000		---
Increase in accrued interest		843		---
Net Cash provided by (used in) operating activities		(86,456)		(1,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash used in Investing Activities		---		---

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related party		61,000		1,140
Proceeds from equity issuances		28,944		---
Net Cash provided by financing activates		89,944		1,140

Net change in cash and cash equivalents		3,488		(45)

Cash and cash equivalents
Beginning of period		3,913		(277)
End of period		$7,401		$115

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

See notes to unaudited condensed financial statements.

THUNDER ENERGIES CORPORATION
Notes to Condensed Financial Statements
For the period ending June 30, 2014
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

Reverse Acquisition

On July 25, 2013, Dr. Ruggero M. Santilli acquired from Company shareholders, a control block of stock in the Company consisting of two million nine hundred forty thousand (2,940,000) shares (14,700,000 post-split) of restricted common stock of the Company in a private equity transaction. As a result of this acquisition, Dr. Ruggero M. Santilli acquired ownership 98% of the issued and outstanding shares of common stock of the Company. Given the transaction in essence was the merger of a private entity with a public shell with nominal assets, the acquisition was accounted for as a reverse recapitalization. For financial statement presentation purposes, since the ongoing entity did not exist prior to July 25, 2013, the comparative financial statements are those of the blank check shell (predecessor). As such, for presentation purposes, the shell is shown in historical periods, as opposed to the traditional recapitalization presentation that would show the retroactive presentation of the ongoing entity in prior periods. As part of the reverse acquisition, $3,932 of related party debt with the shell was forgiven and accordingly credited to additional paid in capital.

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

THUNDER ENERGIES CORPORATION
Notes to Condensed Financial Statements
For the period ending June 30, 2014
(Unaudited)

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

THUNDER ENERGIES CORPORATION
Notes to Condensed Financial Statements
For the period ending June 30, 2014
(Unaudited)

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $7,401 at June 30, 2014 and $3,913 at December 31, 2013.

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized by straight-line method on the basis of a useful life of 3 years, to begin upon the operational commencement. Intangible assets consist of website development cost. The balance at June 30, 2014 and December 31, 2013 was $900 and $1,000, respectively.

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

THUNDER ENERGIES CORPORATION
Notes to Condensed Financial Statements
For the period ending June 30, 2014
(Unaudited)

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

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $15,744 for the six months ended June 30, 2014.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2014.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2014. As of June 30, 2014 the Company had no dilutive potential common shares.

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

THUNDER ENERGIES CORPORATION
Notes to Condensed Financial Statements
For the period ending June 30, 2014
(Unaudited)

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

Share-based expense for the six months ended June 30, 2014 was $-0-.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

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

On August 11, 2013, Thunder Energies Corporation (f/k/a Thunder Fusion Corporation) entered into an Asset Assignment Agreement (the “Assignment Agreement”) with HyFuels, Inc., a Florida corporation (“HyFuels”) beneficially controlled by our Chief Executive Officer, Dr. Ruggero M. Santilli. Pursuant to the Assignment Agreement, HyFuels irrevocably assigned to the Company all physical assets, intangible assets, accounts receivable, intellectual property, accounting software, billing software, client lists, client prospects, trade secrets, proprietary property, the intellectual and physical property known as intermediate nuclear fusion without radiation, the physical property consisting of seven (7) Hadronic reactors, all copyrights, patents, patent applications, patent assignments, trademarks and anything having commercial or exchange value and the like.

THUNDER ENERGIES CORPORATION
Notes to Condensed Financial Statements
For the period ending June 30, 2014
(Unaudited)

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

The Company recognized $100 in amortization expense for the period ending June 30, 2014.

NOTE 4 – INCOME TAXES

At June 30, 2014, the Company had a net operating loss carry–forward for Federal income tax purposes of $882,199 that may be offset against future taxable income that will start expiring in 2033 No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $256,061, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $299,948.

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

During the period of February 14, 2014 through April 8, 2014, the Company issued 142,120 shares of common stock, by subscription, in exchange for cash proceeds of $28,644 to various non-related parties at $0.20 per share.

On April 10, 2014 the Company issued 300 shares of common stock, by subscription, in exchange for cash proceeds of $300 to a non-related party at $1.00 per share.

THUNDER ENERGIES CORPORATION
Notes to Condensed Financial Statements
For the period ending June 30, 2014
(Unaudited)

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

At June 30, 2014 there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding.

OPTIONS AND WARRANTS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of June 30, 2014.

NOTE 6 – RELATED PARTY TRANSACTIONS

ADVANCES, PAYABLES AND ACCRUALS

In support of the Company’s efforts and cash requirements, it has relied on advances from the majority shareholders until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts included in payables and accruals represent amounts paid in satisfaction of the corporate liabilities. The cash advances are formalized by a promissory note (see below). Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of June 30, 2014, accounts payable includes $71,391 and accrued expenses includes $169,649 due to shareholders.

NOTE PAYABLE

During the six months ended June 30, 2014 our Chief Executive Officer, Dr. Ruggero M. Santilli loaned the company $121,000 for operations. The demand notes state a 2.15% interest rate. At June 30, 2014 the demand notes accumulative balances were $121,000. Accrued interest at June 30, 2014 was $1,187.

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

THUNDER ENERGIES CORPORATION
Notes to Condensed Financial Statements
For the period ending June 30, 2014
(Unaudited)

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

•
Dr. Santilli, 5 year contract, annual salary of $180,000 and annual common stock options for .01% of the outstanding stock per calendar year at the average trading price of the anniversary date, July 25th

•
Carla Santilli, 5 year consulting contract, annual salary of $72,000 and annual common stock options for .005% of the outstanding stock per calendar year at the average trading price of the anniversary date, July 25th.

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

Results of Operations for the three months ended June 30, 2014 and June 30, 2013.

The Company was organized as of April 21, 2011. Due to the limited operations and the date of inception of April 21, 2011, the results of operations for the three months ended June 30, 2014 are not comparable to a prior period.

Revenues.

Total Revenue. Total revenues for the three months ended June 30, 2014 and 2013 were $-0- and $-0-, respectively.

Expenses.

Total Expenses. Total expenses for the three months ended June 30, 2014 and June 30, 2013 were $129,079 and $2,697, respectively. Total expenses consisted of research and development of $13,607 and $-0-, respectively; professional fees of $64,410 and $2,502, respectively; selling, general and administrative expenses of $50,159 and $195, respectively; and interest expense of $503 and $-0-, respectively.

Results of Operations for the six months ended June 30, 2014 and June 30, 2013.

The Company was organized as of April 21, 2011. Due to the limited operations and the date of inception of April 21, 2011, the results of operations for the six months ended June 30, 2014 are not comparable to a prior period.

Revenues.

Total Revenue. Total revenues for the six months ended June 30, 2014 and 2013 were $-0- and $-0-, respectively.

Expenses.

Total Expenses. Total expenses for the six months ended June 30, 2014 and June 30, 2013 were $207,540 and $3,669, respectively. Total expenses consisted of research and development of $15,744 and $-0-, respectively; professional fees of $95,200 and $3,429, respectively; selling, general and administrative expenses of $95,753 and $240, respectively; and interest expense of $843 and $-0-, respectively.

Financial Condition.

Total Assets. Total assets at June 30 2014 and December 31, 2013 were $9,785 and $5,522, respectively. Total assets consist of cash of $7,401 and 3,913, respectively; prepaid expense of $1,484 and $609, respectively; and intangible assets, net of accumulated amortization, of $900 and $1,000, respectively.

Total Liabilities. Total liabilities at June 30, 2014 and December 31, 2013 were $362,040 and $179,181, respectively. Total liabilities consist of accounts payable of $71,391 and $40,375, respectively; accrued interest of $1,187 and $344, respectively; note payable to the CEO of $121,000 and $60,000, respectively; and accrued salaries of $168,462 and $78,462, respectively.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $207,540 for the six months ended June 30, 2014. The Company has accumulated losses totaling $882,199 at June 30, 2014. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our shareholders. At June 30, 2014 we had a working capital deficit of $352,255. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the six months ended June 30, 2014 and 2013 were ($86,456) and ($1,417), respectively. Net cash used in operating activities includes our net loss, prepaid expense, accounts payable, accrued salaries and accrued interest.

Net cash provided by financing activities for the six months ended June 30, 2014 and June 30, 2013 were $89,944 and $1,140, respectively. Net cash provided by financing activities includes proceeds from notes payable- related party of $61,000 and proceeds from the issuance of common stock of $28,944.

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

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2014.

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

With respect to the period ending June 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

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

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2014 Annual Report on Form 10K.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending June 30, 2014, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(2) since they agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(2) of the Securities Act of 1933 for this transaction.

During the month of April, 2014 the Company sold 32,500 shares of common stock by subscription in exchange for cash proceeds of $6,500 to various non-related parties at $0.20 per share.

During the month of April, 2014 the Company sold 300 shares of common stock by subscription in exchange for cash proceeds of $300 to a non-related party at $1.00 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description			Location Reference

(a)	Financial Statements		Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

(3.0)	Articles of Incorporation

	(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on July 21, 2011	See Exhibit Key

	(3.2)	Amendment to Articles of Incorporation dated July 29, 2013	See Exhibit Key

	(3.3)	Amendment to Articles of Incorporation dated October 7, 2013	See Exhibit Key

	(3.4)	Amendment to Articles of Incorporation dated April 25, 2014	See Exhibit Key

	(3.5)	Bylaws filed with Form 10 Registration Statement on July 21, 2011.	See Exhibit Key

(11.0)	Statement re: computation of per share Earnings.		Note 2 to Financial Stmts.

(14.0)	Code of Ethics		See Exhibit Key

(31.1)	Certificate of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certification of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith

(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith

(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith

(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith

(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith

(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.2	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.3	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.4	Incorporated by reference herein to the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on May 5, 2014.

3.5	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

14.0	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on January 17, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER ENERGIES CORPORATION

Date: August 14, 2014	By:	/s/ Dr. Ruggero M. Santilli
	Name:	Dr. Ruggero M. Santilli
	Title:	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors