Form 10-Q
period 2014-09-30
Thunder Energies Corp
filed 2014-11-14
CIK 1524872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 14, 2014 was 16,642,420.

Part I. Financial Information

Item 1. Financial Statements.

THUNDER ENERGIES CORPORATION Condensed Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$16,322	$3,913
Prepaid expenses	321	609
Total Current Assets	16,643	4,522

Non-current assets
Intangible assets, net of accumulated amortization of $150 and $0	850	1,000
Total non-current assets	850	1,000

TOTAL ASSETS	$17,493	$5,522

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$101,566	$40,375
Accrued interest	1,984	344
Accrued salaries	213,462	78,462
Note payable, related party	169,000	60,000
Total Current Liabilities	486,012	179,181

TOTAL LIABILITIES	486,012	179,181

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Preferred stock: $0.001 par value, 750,000,000 authorized;
50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: $0.001 par value 900,000,000 authorized;
16,142,420 and 16,000,000 shares issued and outstanding, respectively	16,142	16,000
Additional paid in capital	463,802	435,000
Accumulated deficit	(998,463)	(674,659)
Total Stockholders' Deficit	(468,519)	(173,659)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,493	$5,522

See notes to unaudited condensed financial statements

THUNDER ENERGIES CORPORATION Condensed Statements of Operations (Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013

REVENUE	$	---	$	---	$	---	$	---

OPERATING EXPENSES
Research and development		8,500		4,047		24,244		4,047
Professional fees		15,378		12,648		110,578		12,648
Selling, general and administrative expenses		91,688		40,988		187,342		40,988
Total operating expenses		115,566		57,683		322,164		57,683

Net loss from operations		(115,566)		(57,683)		(322,164)		(57,683)

Other income (expense)
Interest expense		(797)		(78)		(1,640)		(78)
Net loss before income taxes		(116,363)		(57,761)		(323,804)		(57,761)

Income taxes		---		---		---		---

Net loss		$(116,363)		$(57,761)		$(323,804)		$(57,761)

Basic and diluted loss per share		$(0.01)		$(0.00)		$(0.02)		$(0.00)

Weighted average number of shares outstanding		16,142,420		16,000,000		16,102,986		16,000,000

See notes to unaudited condensed financial statements.

THUNDER ENERGIES CORPORATION Condensed Statements of Cash Flows (unaudited)

	September 30,
	2014		2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(323,804)		$(57,761)
Adjustment to reconcile net loss to net cash provided (used in) in operations:
Amortization		150		---
Changes in assets and liabilities:
Increase in prepaid expense		288		(2,000)
Increase in accounts payable		61,191		4,202
Increase in accrued salaries		135,000		33,461
Increase in accrued interest		1,640		78
Net Cash provided by (used in) operating activities		(125,535)		(22,020)

CASH FLOWS FROM INVESTING ACTIVITIES:
Assignment of intangible assets		---		(1,000)
Net Cash used in Investing Activities		---		(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related party		109,000		30,000
Proceeds from equity issuances		28,944		1,000
Net Cash provided by financing activates		137,944		31,000

Net change in cash and cash equivalents		12,409		7,980

Cash and cash equivalents
Beginning of period		3,913		---
End of period		$16,322		$7,980

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

See notes to unaudited condensed financial statements.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2014

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

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2014

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

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2014

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $16,322 at September 30, 2014 and $3,913 at December 31, 2013.

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized by straight-line method on the basis of a useful life of 3 years, to begin upon the operational commencement. Intangible assets consist of website development cost. The balance at September 30, 2014 and December 31, 2013 was $850 and $1,000, respectively.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2014

(Unaudited)

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

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $24,244 for the nine months ended September 30, 2014.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2014.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2014. As of September 30, 2014 the Company had no dilutive potential common shares.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2014

(Unaudited)

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

Share-based expense for the nine months ended September 30, 2014 was $-0-.

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2014

(Unaudited)

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

The Company recognized $150 in amortization expense for the period ending September 30, 2014.

NOTE 4 – INCOME TAXES

At September 30, 2014, the Company had a net operating loss carry–forward for Federal income tax purposes of $998,463 that may be offset against future taxable income that will start expiring in 2033 No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $339,477, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $339,477.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2014

(Unaudited)

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

During the period of February 14, 2014 through April 8, 2014, the Company issued 141,820 shares of common stock, by subscription, in exchange for cash proceeds of $28,344 to various non-related parties at $0.20 per share.

On April 10, 2014 the Company issued 600 shares of common stock, by subscription, in exchange for cash proceeds of $600 to a non-related party at $1.00 per share.

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

At September 30, 2014 there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding.

OPTIONS AND WARRANTS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of June 30, 2014.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2014

(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

ADVANCES, PAYABLES AND ACCRUALS

In support of the Company’s efforts and cash requirements, it has relied on advances from the majority shareholders until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts included in payables and accruals represent amounts paid in satisfaction of the corporate liabilities. The cash advances are formalized by a promissory note (see below). Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of September 30, 2014, accounts payable includes $89,391 and accrued expenses include $170,984 due to shareholders.

NOTE PAYABLE

During the nine months ended September 30, 2014 our Chief Executive Officer, Dr. Ruggero M. Santilli loaned the company $109,000 for operations. The demand notes state a 2.15% interest rate. At September 30, 2014 the demand notes accumulative balances were $169,000. Accrued interest at September 30, 2014 was $1,984.

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

On October 10, 2013, the Company issued fifty million (50,000,000) shares of our Series “A” Convertible Preferred Stock (the “Preferred Stock”) to Hadronic Technologies Press, Inc. (“Hadronic”), a Florida corporation maintaining its principal place of business at 35246 US Highway 19 North, Suite #215, Palm Harbor, Florida 34684. Our Directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli each own fifty percent of the equity in Hadronic. The Series “A” Convertible Preferred Stock has 15 votes per share and is convertible into 10 shares of our common stock at the election of the shareholder. Preferred shares issued were valued at $500,000, based on the fair value of the common stock equivalents.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2014

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

NOTE 8 – SUBSEQUENT EVENTS

On October 16, 2014 the Company issued 500,000 shares of common stock, by subscription, in exchange for transfer agent services. The services are to be valued at the last trading price to unrelated parties ($0.20 per share) at the date of grant. The Company will recognize $100,000 of stock-based compensation for the issuance in October 2014.

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

Our Business Overview.

Thunder Energies Corporation (“we”, “us”, “our”, “Thunder Energies”, “TEC” or the “Company”) was incorporated in the State of Florida on April 21, 2011. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company has selected December 31 as its fiscal year end.

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

Results of Operations for the three months ended September 30, 2014 and September 30, 2013.

The Company was organized as of April 21, 2011. Due to the limited operations and the date of inception of April 21, 2011, the results of operations for the three months ended June 30, 2014 are not comparable to a prior period.

Revenues.

Total Revenue. Total revenues for the three months ended September 30, 2014 and 2013 were $-0- and $-0-, respectively.

Expenses.

Total Expenses. Total expenses for the three months ended September 30, 2014 and September 30, 2013 were $116,364 and $57,761, respectively. Total expenses consisted of research and development of $8,500 and $4,047, respectively; professional fees of $15,378 and $12,648, respectively; selling, general and administrative expenses of $91,688 and $40,988, respectively; and interest expense of $797 and $78, respectively.

Results of Operations for the nine months ended September 30, 2014 and September 30, 2013.

The Company was organized as of April 21, 2011. Due to the limited operations and the date of inception of April 21, 2011, the results of operations for the nine months ended June 30, 2014 are not comparable to a prior period.

Revenues.

Total Revenue. Total revenues for the nine months ended September 30, 2014 and 2013 were $-0- and $-0- respectively.

Expenses.

Total Expenses. Total expenses for the nine months ended September 30, 2014 and September 30, 2013 were $323,804 and $57,761, respectively. Total expenses consisted of research and development of $24,244 and $4,047, respectively; professional fees of $110,578 and $12,648, respectively; selling, general and administrative expenses of $187,342 and $40,988, respectively; and interest expense of $1,640 and $78, respectively.

Financial Condition.

Total Assets. Total assets at September 30, 2014 and December 31, 2013 were $17,493 and $5,522, respectively. Total assets consist of cash of $16,322 and 3,913, respectively; prepaid expense of $321 and $609, respectively; and intangible assets, net of accumulated amortization, of $850 and $1,000, respectively.

Total Liabilities. Total liabilities at September 30, 2014 and December 31, 2013 were $486,012 and $179,181, respectively. Total liabilities consist of accounts payable of $101,566 and $40,375, respectively; accrued interest of $1,984 and $344, respectively; note payable to the CEO of $169,000 and $60,000, respectively; and accrued salaries of $213,462 and $78,462, respectively.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $323,804 for the nine months ended September 30, 2014. The Company has accumulated losses totaling $998,463 at September 30, 2014. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our shareholders. At September 30, 2014 we had a working capital deficit of $468,519. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the nine months ended September 30, 2014 and 2013 were ($125,535) and ($22,020), respectively. Net cash used in operating activities includes our net loss, amortization, prepaid expense, accounts payable, accrued salaries and accrued interest.

Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 were $-0- and ($1,000), respectively. Net cash used in investing activities includes the assignment of intangible assets of $1,000.

Net cash provided by financing activities for the nine months ended September 30, 2014 and September 30, 2013 were $137,944 and $31,000, respectively. Net cash provided by financing activities includes proceeds from notes payable- related party of $109,000 and proceeds from the issuance of common stock of $28,944.

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

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2014.

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

With respect to the period ending September 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2014, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)   Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2013 Annual Report on Form 10-K.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending September 30, 2014, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(2) since they agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(2) of the Securities Act of 1933 for this transaction.

During the month of April, 2014 the Company sold 32,500 shares of common stock by subscription in exchange for cash proceeds of $6,500 to various non-related parties at $0.20 per share.

During the month of April, 2014 the Company sold 300 shares of common stock by subscription in exchange for cash proceeds of $300 to a non-related party at $1.00 per share.

On October 16, 2014 the Company issued 500,000 shares of common stock, by subscription, in exchange for transfer agent services. The services are to be valued at the last trading price to unrelated parties ($0.20 per share) at the date of grant. The Company will recognize $100,000 of stock-based compensation for the issuance in October 2014.

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

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer,	November 14, 2014
Dr. Ruggero M. Santilli	Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors

