Form 10-K
period 2014-12-31
Thunder Energies Corp
filed 2015-03-24
CIK 1524872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of March 20, 2015 was 16,416,850 shares.

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

Fiscal Year Ended December 31, 2014

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Thunder Energies Corporation for the year ended December 31, 2014 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

PART I

Item 1. Business.

Thunder Energies Corporation f/k/a Thunder Fusion Corporation and CCJ Acquisition Corp. (“we”, “us”, “our”, (“TEC” or the “Company”) was incorporated in the State of Florida on April 21, 2011. Since inception, which was April 21, 2011, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and had made no efforts to identify a possible business combination. The business purpose of the Company had been to seek the acquisition of or merger with, and existing company. The Company selected December 31 as its fiscal year end.

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

Description of Business, Principal Products, Services

The business of Thunder Energies Corporation ("TEC") is focused on the development of a new clean combustion of fossil fuels (oil, diesel, coal, etc.) with controlled minimal contaminants in the exhaust. Our business objective is achieved via new forms of processing fossil fuels, new additives to the combustion and the assistance of a high voltage electric discharges (patents pending) that burn combustible contaminants in fossil fuel exhaust while providing added on clean energy. The expected principal product, depending on funding, is a new type of furnace for the clean combustion of fossil fuel available in any desired size for any type of energy application, from home heating to large plants for the clean production of electricity. The expected services are to be rendered by providing technical assistance to the market consisting of existing fossil fuel electric power plants for their decrease of pollutants in the exhaust and their verification of EPA regulations on the release of contaminants in the atmosphere. A prototype new furnace is expected to be available within one year following the availability of the necessary funds. As we are a development stage company, we have not yet generated any revenue from the assets that were recently assigned to and acquired by the Company, including the Hadronic reactors. The Hadronic reactors have been utilized to test and confirm the technology for ultimate inclusion in the new furnaces. Thunder Energies Corp. is a developer of new technologies that are being brought to market by three divisions: 1) Division of Optical Instruments (TEC-DOI); 2) Division of Nuclear Instruments (TEC-DNI); and 3) Division of Fuel Combustion (TEC--DFC). All intellectual properties, including patents, patent applications, domain names, copyrights, know how, etc., are exclusively and irrevocably owned by Thunder Energies Corp. without any royalty payments.

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

We have already taken advantage of these reduced reporting burdens in this Form 10-K, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

NONE.

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

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

No public market for common stock

Although there have been a few trades of our stock on the OTC Markets Pink, the quotations have been limited and sporadic and thus, there is presently no public market for our common stock. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. A purchaser of shares may, therefore, find it difficult to resell our securities offered herein should he or she desire to do so.

Holders.

On December 31, 2014 there were 42 shareholders of record of our common stock. As of March 15, 2015 there are 16,416,850 shares of our Common Stock issued and outstanding.

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

During the period ending December 31, 2014, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(2) since they agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(2) of the Securities Act of 1933 for this transaction.

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

Description of Business, Principal Products, Services

The business of Thunder Energies Corporation ("TEC") is focused on the development of a new clean combustion of fossil fuels (oil, diesel, coal, etc.) with controlled minimal contaminants in the exhaust. Our business objective is achieved via new forms of processing fossil fuels, new additives to the combustion and the assistance of a high voltage electric discharges (patents pending) that burn combustible contaminants in fossil fuel exhaust while providing added on clean energy. The expected principal product, depending on funding, is a new type of furnace for the clean combustion of fossil fuel available in any desired size for any type of energy application, from home heating to large plants for the clean production of electricity. The expected services are to be rendered by providing technical assistance to the market consisting of existing fossil fuel electric power plants for their decrease of pollutants in the exhaust and their verification of EPA regulations on the release of contaminants in the atmosphere. A prototype new furnace is expected to be available within one year following the availability of the necessary funds. As we are a development stage company, we have not yet generated any revenue from the assets that were recently assigned to and acquired by the Company, including the Hadronic reactors. The Hadronic reactors have been utilized to test and confirm the technology for ultimate inclusion in the new furnaces. Thunder Energies Corp. is a developer of new technologies that are being brought to market by three divisions: 1) Division of Optical Instruments (TEC-DOI); 2) Division of Nuclear Instruments (TEC-DNI); and 3) Division of Fuel Combustion (TEC--DFC). All intellectual properties, including patents, patent applications, domain names, copyrights, know how, etc., are exclusively and irrevocably owned by Thunder Energies Corp. without any royalty payments.

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

Results of Operations and Critical Accounting Policies and Estimates.

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States. The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements. The Company’s accounting policies are more fully described in Note 3 to the Notes of Financial Statements.

Results of Operations for the year ended December 31, 2014 and December 31, 2013.

The Company was organized as of April 21, 2011 and effected a reverse acquisition of CCJ Acquisition Corp on July 25, 2013. Due to the limited operations, the results of operations for the year ended December 31, 2014 are not necessarily comparable to the prior period.

Revenues.

Total Revenue. Total revenues for the year ended December 31, 2014 and 2013 were $-0- and $-0- respectively.

Expenses.

Total Expenses. Total expenses for the year ended December 31, 2014 and December 31, 2013 were $567,129 and $674,659, respectively. Total expenses consisted of research and development of $52,492 and $4,047, respectively; professional fees of $262,110 and $78,232, respectively; selling, general and administrative expenses of $249,723 and $592,036, respectively; and interest expense of $2,804 and $344, respectively.

Financial Condition.

Total Assets. Total assets at December 31, 2014 and December 31, 2013 were $5,017 and $5,522, respectively. Total assets consist of cash of $4,217 and $3,913, respectively; prepaid expense of $0 and $609, respectively; and intangible assets, net of accumulated amortization, of $800 and $1,000, respectively.

Total Liabilities. Total liabilities at December 31, 2014 and December 31, 2013 were $596,861 and $179,181, respectively. Total liabilities consist of accounts payable of $12,866 and $8,990, respectively; accrued interest of $3,148 and $344, respectively; accrued salaries of $361,847and $109,847, respectively; and note payable to related parties of $219,000 and $60,000, respectively.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $567,129 for the year ended December 31, 2014. The Company has accumulated losses totaling $1,241,788 at December 31, 2014. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our shareholders. At December 31, 2014 we had a working capital deficit of $592,644. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the year ended December 31, 2014 and 2013 were ($187,640) and ($56,479), respectively. Net cash used in operating activities includes our net loss, amortization, stock based compensation, prepaid expense, accounts payable, accrued salaries and accrued interest.

Net cash provided by financing activities for the year ended December 31, 2014 and December 31, 2013 were $187,944 and $60,000, respectively. Net cash provided by financing activities includes proceeds from notes payable- related party of $159,000 and proceeds from the issuance of common stock of $28,944.

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

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2014.

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

Item 9A. Controls and Procedures.

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

As of December 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of December 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Item 9B. Other Information.

NONE

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The names and ages of our directors and executive officers as of December 31, 2014 are set forth below. Our Bylaws provide for not less than one and not more than seven directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position

Dr. Ruggero M. Santilli (1)	80	Chief Executive Officer, President, Principal Executive Officer, Principal Accounting Officer, Director (1)

Mrs. Carla Santilli (2)	75	Treasurer, Secretary, Director (2)

(1) Dr. Ruggero M. Santilli will serve as a director until the next annual shareholder meeting.

(2) Mrs. Carla Santilli will serve as a director until the next annual shareholder meeting.

Dr. Ruggero M. Santilli, Chief Executive Officer and Director

Dr. Ruggero Maria Santilli is 80 years of age. In the last 5 years Dr. Santilli has served as the Chairman of the Board and Chief Executive Officer for Magnegas Corporation, a publicly traded entity from which he voluntarily resigned on May 30, 2013. Dr. Santilli was born and educated in Italy where he achieved his Ph.D., in mathematics and physics, as well as a chair in nuclear physics at the Avogadro Institute in Turin, Italy. In 1967 Santilli was invited by the University of Miami in Florida to conduct research for NASA and he moved with his family to the U.S.A. where he subsequently became a U.S. citizen. In 1968 he joined the faculty of Boston University, under partial support from the U.S. Air Force, where he taught physics and applied mathematics from prep courses to seminar post-PhD. courses. In 1975-1977 he went to MIT and from 1978 to 1983 he was a member of Harvard University faculty where he received five grants from the U. S. Department of Energy to study a generalization of quantum mechanics and chemistry needed for new clean energies and fuels. Since 1984 he has been the President of the Institute for Basic Research, originally located in a Victorian building inside Harvard University grounds and moved to Florida in 1990. Since his time at Harvard University he studied new clean energies and related chemistry. None of the aforementioned entities are a parent, subsidiary or affiliate of the Company. Dr. Santilli has not engaged in any related party transactions with the Company.

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

Mrs. Carla Santilli

Carla Santilli is 75 years of age, has been a Director of Magnegas Corporation since May 2007 and is the spouse of Dr. Santilli. Carla Santilli holds a Master Degree in Human Services Administration from the School of Social Work of Boston University. She held positions of Clinical Social Worker and Community Programs Coordinator for the State of Massachusetts. Since the late 1980's, Mrs. Santilli has been employed as the President and Chief Executive Officer of Hadronic Press, Inc, a physics and mathematics academic publishing company. In this capacity, Mrs. Santilli has directed the growth of this company from start-up to become one of the world's leading physics and mathematics publishing companies. Books and journals published by Hadronic Press can be found in all of the leading University libraries across the world. Mrs. Santilli has been involved in the private sector as grant administrator and public relations specialist in the fields of academic publishing and environmental sciences. None of the aforementioned entities are a parent, subsidiary or affiliate of the Company. Mrs. Santilli has not engaged in any related party transactions with the Company. Mrs. Santilli is currently a Director of Magnegas Corporation.

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

We do not yet have an audit committee or an audit committee financial expert. We expect to form such a committee composed of non-employee directors when such individuals are added to the board of directors. We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person. Despite the lack of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors. Furthermore, our entire board of directors is aware of the importance of the financial and accounting due diligence that must be undertaken in furtherance of our business and they intend to conduct a comprehensive accounting financial analysis of the Company’s business.

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2014, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan Compensation	Nonqualified deferred compensation earnings	All other Compensation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Dr. Ruggero M. Santilli,	2013	78,462	-0-	-0-	-0-	-0-	-0-	-0-	78,462
President, CEO (1)	2014	80,000	-0-	-0-	-0-	-0-	-0-	-0-

Mrs. Carla Santilli,	2013	25,385	-0-	-0-	-0-	-0-	-0-	-0-	25,385
Secretary, Treasurer (2)	2014	60,000	-0-	-0-	-0-	-0-	-0-	-0-

Jay D. Solomon, President (3)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jay D. Solomon, President	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jay D. Solomon, President	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

20

(2)

The Company has entered into a consulting agreement with Mrs. Santilli, at an annual rate of $60,000. Mrs. Santilli has not received any compensation from the Company as of the date of this report and has agreed that all compensation due to her shall be accrued until such time as the Company generates sufficient income on a consistent basis without jeopardizing the ongoing fiscal operations of the Company.

(3)	Jay D. Solomon resigned as an officer and director for the Company on July 25, 2013.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)(2)	(h)
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total
Name and principal position (1)	($)	($)	($)	($)	($)	($)	($)
Dr. Ruggero M. Santilli, President, CEO (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mrs. Carla Santilli, Treasurer, Secretary (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jay D. Solomon, Director (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

(2)

The Company has entered into a consulting agreement with Mrs. Santilli. Mrs. Santilli has not received any compensation from the Company as of the date of this report and has agreed that all compensation due to her shall be accrued until such time as the Company generates sufficient income on a consistent basis without jeopardizing the ongoing fiscal operations of the Company.

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

Compensation Committee Interlocks and Insider Participation.

As of December 31, 2014 our Board of Directors consisted of Dr. Ruggero M. Santilli and Mrs. Carla Santilli. At present, the Board of Directors has not established any committees.

Director Compensation.

There are currently no compensation arrangements in place for members of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2014, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

The following table sets forth, as of December 31, 2014, the number of shares of our Series “A” Convertible Preferred Stock owned of record and beneficially by our executive officers, directors and persons who beneficially own more than 5% of such outstanding shares.

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

Given the nature of our Company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. The Board of Directors takes the position that management of a target business will establish:

•	Its own Board of Directors

•	Establish its own definition of “independent” as related to directors and nominees for directors,

•	Establish committees that will be suitable for its operations after the Company consummates a business combination

Item 14. Principal Accounting Fees and Services.

	2013	2014
Audit fees	12,000	9,500
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

		(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on July 21, 2011.	See Exhibit Key

		(3.2)	Amendment to Articles of Incorporation dated July 29, 2013.	See Exhibit Key

		(3.3)	Amendment to Articles of Incorporation dated October 7, 2013.	See Exhibit Key

		(3.4)	Amendment to Articles of Incorporation dated April 25, 2014.	See Exhibit Key

		(3.5)	Bylaws filed with Form 10 Registration Statement on July 21, 2011.	See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings.		Note 2 to Financial Stmts.

	(14.0)	Code of Ethics		See Exhibit Key

	(31.1)	Certificate of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Chief Executive Officer And Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(101.INS)	XBRL Instance Document		Filed herewith

	(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith

	(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith

	(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith

	(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith

	(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.2	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.3	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.4	Incorporated by reference herein to the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on May 5, 2014.

3.5	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

14.0	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on January 17, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer,	March 23, 2015
Dr. Ruggero M. Santilli	Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer,	March 23, 2015
Dr. Ruggero M. Santilli	Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors

/s/ Carla Santilli	Director	March 23, 2015
Carla Santilli

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

THUNDER ENERGIES CORPORATION

Messineo & Co, CPAs LLC 2471 N McMullen Booth Rd, Ste. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Thunder Energies Corporation

Tarpon Springs, Florida

We have audited the accompanying balance sheets of Thunder Energies Corporation, as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thunder Energies Corporation as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses, has not generated revenues and may be unable to raise further equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co, CPAs LLC

Clearwater, Florida

March 20, 2015

THUNDER ENERGIES CORPORATION

Balance Sheets

	December 31,	December 31,
	2014	2013

ASSETS
Current Assets
Cash and cash equivalents	$4,217	$3,913
Prepaid expenses	---	609
Total Current Assets	4,217	4,522

Non-current assets
Intangible assets, net of accumulated amortization of $200 and $0, respectively	800	1,000
Total non-current assets	800	1,000

TOTAL ASSETS	$5,017	$5,522

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$12,866	$8,990
Accrued interest	3,148	344
Accrued compensation, related parties	361,847	109,847
Note payable, related parties	219,000	60,000
Total Current Liabilities	596,861	179,181

TOTAL LIABILITIES	596,861	179,181

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Preferred stock: $0.001 par value, 750,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: $0.001 par value 900,000,000 authorized; 16,366,950 and 16,000,000 shares issued and outstanding, respectively	16,367	16,000
Additional paid in capital	583,577	435,000
Accumulated deficit	(1,241,788)	(674,659)
Total Stockholders' Deficit	(591,844)	(173,659)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,017	$5,522

See notes to financial statements

THUNDER ENERGIES CORPORATION

Statements of Operations

	Year Ended December 31,
	2014		2013

REVENUE	$	---	$	---

OPERATING EXPENSES
Research and development		52,492		4,047
Professional fees		262,110		78,232
Selling, general and administrative expenses		249,723		592,036
Total operating expenses		564,325		674,315

Net loss from operations		(564,325)		(674,315)

Other income (expense)
Interest expense		(2,804)		(344)
Net loss before income taxes		(567,129)		(674,659)

Income taxes		---		---

Net loss		$(567,129)		$(674,659)

Basic and diluted loss per share		$(0.04)		$(0.04)

Weighted average number of shares outstanding		16,066,425		15,394,521

See notes to financial statements

THUNDER FUSION CORPORATION

Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2014 and 2013

						Additional
	Preferred Stock			Common Stock		Paid in	Accumulated
	Shares	Amount		Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2013	---	$	---	15,000,000	$15,000	$(12,000)	$(3,248)	$(248)

Net loss, through July 25, 2013 (date of acquisition)	---		---	---	---	---	(3,684)	(3,684)
Accounting for reverse acquisition of CCJ Acquisition Corp., July 25, 2013	---		---	---	---	---	---	---
(a) Forgiveness of related party debt	---		---	---	3,932	---	---	3,932
(b) Elimination of CCJ Acquisition Corp.	---		---	---	(3,932)	(3,000)	6,932	---
Issued common stock in exchange for assignment of non-monetary assets to company by its shareholders	---		---	1,000,000	1,000	---	---	1,000
Issued 50 million shares of Series “A” Convertible Preferred stock at par value of $0.001 to a related party for services rendered on October 10, 2013	50,000,000		50,000	---	---	450,000	---	500,000

Net loss	---		---	---	---	---	(674,659)	(674,659)

Balance, December 31, 2013	50,000,000		$50,000	16,000,000	$16,000	$435,000	$(674,659)	$(173,659)

Sold common stock by subscription in exchange for cash	---		---	142,420	142	28,802	--	28,944
Cancellation of 295,470 shares of common stock undistributed from reverse-merger agreement	---		---	(295,470)	(295)	295	---	---
Issued common stock for services	---		---	520,000	520	119,480	---	120,000

Net loss	---		---	---	---	---	(567,129)	(567,129)

Balance, December 31, 2014	50,000,000		$50,000	16,366,950	$16,367	$583,577	$(1,241,788)	$(591,844)

See notes to financial statements

THUNDER ENERGIES CORPORATION

Statements of Cash Flows

	December 31,
	2014		2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(567,129)		$(674,659)
Adjustment to reconcile net loss to net cash provided (used in) in operations:
Amortization		200		---
Stock based compensation		120,000		500,000
Changes in assets and liabilities:
(Increase) decrease in operating assets:
Prepaid expense		609		(609)
Increase (decrease) in operating liabilities:
Accounts payable		3.876		8,990
Accrued interest		2,804		344
Accrued expenses, related parties		252,000		109,847
Related party advances		---		(392)
Net Cash provided by (used in) operating activities		(187,640)		(56,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans		159,000		60,000
Proceeds from issuances of stock		28,944		---
Net Cash provided by financing activates		187,944		60,000

Net change in cash and cash equivalents		304		3,521

Cash and cash equivalents
Beginning of period		3,913		392
End of period		$4,217		$3,913

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

Non-cash Transactions:
Stock issued in payment of intellectual property	$	---		$1,000
Forgiveness of debt by related party	$	---		$3,932

See notes to financial statements.

Thunder Energies Corporation

Notes To Financial Statements

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

NOTE 2 – GOING CONCERN

For the fiscal years ended December 31, 2014 and 2013, the Company had net losses of $567,129 and $674,659 and negative cash flows from operating activities of $187,640 and $56,479, respectively. As of December 31, 2014 the Company had a working capital deficit of $592,644. The company has not generated any revenues to date.

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

Thunder Energies Corporation

Notes To Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RECLASSIFICATION

Certain reclassifications have been made to the prior period financial statement to conform to the current period presentation. The reclassifications had no effect on reported losses.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $4,217 at December 31, 2014 and $3,913 at December 31, 2013.

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

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes financial instruments, including cash, accounts payable, accrued expenses and notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Thunder Energies Corporation

Notes To Financial Statements

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized on a straight-line method on the basis of a useful life of 5 years. The balance at December 31, 2014 and December 31, 2013 was $800 and $1,000, respectively.

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

NON-MONETARY TRANSACTION

According to ASC 845-10-S99, transfers of non-monetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the entity’s initial public offering should be recorded at the transferors' historical cost basis determined under Generally Accepted Accounting Principles. As such, the cost basis carried on Hyfuel’s books and records was nominal. Therefore, the accounting principles in ASC 845-10-S99 were followed and the Company recorded the intellectual and physical properties at its historical cost basis, which was at the historical cost basis of a nominal amount. In the transfer agreement 1,000,000 shares of common stock was transferred in exchange for the properties. The transfer was valued at $1,000 (the par value of the shares issued in exchange for the intellectual property); this amount was determined by the Company to be the value received in the exchange and approximates the basis of those assets.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $52,492 and $4,047 for the years ended December 31, 2014 and 2013, respectively.

Thunder Energies Corporation

Notes To Financial Statements

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2014 or December 31, 2013.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2014. As of December 31, 2014 the Company had no dilutive potential common shares.

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

Share-based expense for the years ended December 31, 2014 and 2013 was $120,000 and $500,000, respectively.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of December 31, 2014 and 2013.

Thunder Energies Corporation

Notes To Financial Statements

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 – INTANGIBLE PROPERTY

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

Thunder Energies Corporation

Notes To Financial Statements

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

The Company recognized $200 in amortization expense for the year ending December 31, 2014.

NOTE 5 – INCOME TAXES

At December 31, 2014, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $1,241,000 that may be offset against future taxable income through 2032 No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

For the Year Ended December 31,	2014		2013
Tax expense (benefit) at the statutory rate		$(193,000)		$(229,000)
State income taxes, net of federal income tax benefit		(20,000)		(24,000)
Change in valuation allowance		213,000		253,000
Total	$	---	$	---

Thunder Energies Corporation

Notes To Financial Statements

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

For the year ended December 31, 2014 and for the year ended December 31, 2013, the Company has net operating losses from operations. The carry forwards expire through the year 2032. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of December 31, 2014 and December 31, 2013 is as follows:

	December 31, 2014		December 31, 2013
Deferred tax assets		$466,000		$253,000
Valuation allowance		(466,000)		(253,000)
Net deferred tax asset	$	---	$	---

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the period from inception ended December 31, 2013 through the year ended December 31, 2014. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the period from inception ended December 31, 2013 through the year ended December 31, 2014.

NOTE 6 – SHAREHOLDERS’ EQUITY

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

Thunder Energies Corporation

Notes To Financial Statements

On August 12, 2013, the Board of Directors effectuated a 5 for 1 forward stock split. All shares presented and per share amounts reflect the forward stock split.

During the period of February 14, 2014 through April 8, 2014, the Company issued 141,820 shares of common stock, by subscription, in exchange for cash proceeds of $28,344 to various non-related parties at $0.20 per share.

On April 10, 2014 the Company issued 600 shares of common stock, by subscription, in exchange for cash proceeds of $600 to a non-related party at $1.00 per share.

On June 27, 2014 the Company canceled 295,470 shares of common stock which were unissued and held in escrow from the reverse merger agreement. The shares were associated with the reverse acquisition of CCJ Acquisition Corp. The shares were valued at par $0.001.

October 16, 2014 the Company issued 500,000 shares of common stock in exchange for stock transfer services for a period of two years. The value of the transaction was $100,000 or $0.20 per share, the fair value of the shares at the date of grant.

On December 17, 2014 the Company issued 20,000 shares of common stock in exchange for services valued at $20,000 or $1.00 per share, the fair market value of the shares at the date of grant.

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

At December 31, 2014 there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding.

Thunder Energies Corporation

Notes To Financial Statements

OPTIONS AND WARRANTS

In accordance with employment agreements, common stock options are issued annually to the officers of the Company. The number of shares is determined by the number of shares outstanding at the end of the year at a percentage per the employment agreements, as described below. The strike price is the fair value trading price as of the anniversary date of the employment agreements. The options are based on the number of shares outstanding of the Company at the year end, at an exercise price at market price at the employment agreements annual anniversary, July 25th. As of December 31, 2014, the officers are entitled to 24,505 options, at an exercise price of $0.20. There is no expiration date to these options and only vest upon a change in control. The options were valued at $24,505, however no expense has been recognized with the associated options, as no options have vested or are considered by management to probable vest. The options were valued using the Black Scholes Method, using the following assumptions:

Weighted Average:
Risk-free interest rate	2.48%
Expected lives (years)	10.0
Expected price volatility	560.1%
Dividend rate	0.0%
Forfeiture Rate	0.0%

There are no other warrants or options outstanding to acquire any additional shares of common stock of the Company as of December 31, 2014.

NOTE 7 – RELATED PARTY TRANSACTIONS

ADVANCES, PAYABLES AND ACCRUALS

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the employment agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of December 31, 2014 and 2013 accrued expenses were $361,847 and $109,847, respectively.

NOTE PAYABLE

In support of the Company’s efforts and cash requirements, it has relied on advances from the majority shareholders until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. All advances made in support of the Company are formalized by demand notes, at a 2.15% interest rate.

During the years ended December 31, 2014 and 2013 our Chief Executive Officer, Dr. Ruggero M. Santilli and immediate family members have loaned the company $159,000 and $60,000 for operations.

At December 31, 2014 and 2013 the demand notes accumulative balances were $219,000 and $60,000, respectively. Accrued interest at December 31, 2014 and 2013 was $3,148 and $344, respectively.

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

Notes To Financial Statements

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were available to be issued, considered to be the date of filing with the Securities and Exchange Commission. Based on our evaluation no events have occurred requiring adjustment to or disclosure in the financial statements.

