Form 10-K/A
period 2014-12-31
Thunder Energies Corp
filed 2015-03-26
CIK 1524872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amemdment No. 1)

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

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of March 20, 2015 was 16,416,950 shares.

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

EXPLANATORY NOTE

This amendment to the Company's annual report on Form 10-K is being filed to correct certain scrivener errors and to include a subsequent event footnote to the Notes To Financial Statements that was inadvertently omitted.

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

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan Compensation	Nonqualified deferred compensation earnings	All other Compensation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Dr. Ruggero M. Santilli,	2013	78,462	-0-	-0-	-0-	-0-	-0-	-0-	78,462
President, CEO (1)	2014	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000

Mrs. Carla Santilli,	2013	25,385	-0-	-0-	-0-	-0-	-0-	-0-	25,385
Secretary, Treasurer (2)	2014	72,000	-0-	-0-	-0-	-0-	-0-	-0-	72,000

Jay D. Solomon, President (3)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jay D. Solomon, President	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jay D. Solomon, President	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

20

(2)

The Company has entered into a consulting agreement with Mrs. Santilli, at an annual rate of $72,000. Mrs. Santilli has not received any compensation from the Company as of the date of this report and has agreed that all compensation due to her shall be accrued until such time as the Company generates sufficient income on a consistent basis without jeopardizing the ongoing fiscal operations of the Company.

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

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer,	March 26, 2015
Dr. Ruggero M. Santilli	Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer,	March 26, 2015
Dr. Ruggero M. Santilli	Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors

/s/ Carla Santilli	Director	March 26, 2015
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

NOTE 9 – SUBSEQUENT EVENTS

On January 26, 2015 the Company issued 50,000 shares to consultants for research services, recorded at the fair market value of the share price, in the amount of $50,000.

Management has evaluated subsequent events through the date the financial statements were available to be issued, considered to be the date of filing with the Securities and Exchange Commission. Based on our evaluation no events have occurred requiring adjustment to or disclosure in the financial statements.

