Form 10-Q
period 2015-03-31
Thunder Energies Corp
filed 2015-05-11
CIK 1524872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒.

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 4, 2015 was 16,416,950.

Part I. Financial Information

Item 1. Financial Statements.

THUNDER ENERGIES CORPORATION

Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,821	$4,217
Total Current Assets	2,821	4,217

Non-current assets
Intangible assets, net of accumulated amortization of $250 and $200, respectively	750	800
Total non-current assets	750	800

TOTAL ASSETS	$3,571	$5,017

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$4,887	$12,866
Accrued interest	4,462	3,148
Accrued compensation, related parties	424,846	361,847
Note payable, related parties	269,000	219,000
Total Current Liabilities	703,195	596,861

TOTAL LIABILITIES	703,195	596,861

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Preferred stock: $0.001 par value, 750,000,000 authorized;
50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: $0.001 par value 900,000,000 authorized;
16,416,950 and 16,366,950 shares issued and outstanding, respectively	16,417	16,367
Additional paid in capital	633,527	583,577
Accumulated deficit	(1,399,568)	(1,241,788)
Total Stockholders' Deficit	(699,624)	(591,844)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,571	$5,017

See notes to unaudited condensed financial statements

THUNDER ENERGIES CORPORATION

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2015		2014

REVENUE	$	---	$	---

OPERATING EXPENSES
Research and development		14,286		2,137
Professional fees		85,161		26,834
Selling, general and administrative expenses		57,020		49,150
Total operating expenses		156,467		78,121

Net loss from operations		(156,467)		(78,121)

Other income (expense)
Interest expense		(1,313)		(340)
Net loss before income taxes		(157,780)		(78,461)

Income taxes		---		---

Net loss		$(157,780)		$(78,461)

Basic and diluted loss per share		$(0.01)		$(0.00)

Weighted average number of shares outstanding		16,402,506		16,025,513

See notes to unaudited condensed financial statements

THUNDER ENERGIES CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2015		2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(157,780)		$(78,461)
Adjustment to reconcile net loss to net cash provided (used in) in operations:
Amortization		50		---
Stock based compensation		50,000		---
Changes in assets and liabilities:
(Increase) decrease in operating assets:
Prepaid expense		---		609
Increase (decrease) in operating liabilities:
Accounts payable		(7,979)		(2,678)
Accrued interest		1,313		340
Accrued expenses, related parties		63,000		63,000
Net Cash provided by (used in) operating activities		(51,396)		(17,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans		50,000		10,000
Proceeds from issuances of stock		---		22,394
Net Cash provided by financing activates		50,000		32,394

Net change in cash and cash equivalents		(1,396)		15,204

Cash and cash equivalents
Beginning of period		4,217		3,913
End of period		$2,821		$19,117

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

Non-cash Transactions:
Stock issued in payment of intellectual property	$	---		$1,000

See notes to unaudited condensed financial statements.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2015

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

Description of Business, Principal Products, Services

The business of Thunder Energies Corporation ("TEC") is focused on the development of a new clean combustion of fossil fuels (oil, diesel, coal, etc.) with controlled minimal contaminants in the exhaust. Our business objective is achieved via new forms of processing fossil fuels, new additives to the combustion and the assistance of a high voltage electric discharges (patents pending) that burn combustible contaminants in fossil fuel exhaust while providing added on clean energy. The expected principal product, depending on funding, is a new type of furnace for the clean combustion of fossil fuel available in any desired size for any type of energy application, from home heating to large plants for the clean production of electricity. The expected services are to be rendered by providing technical assistance to the market consisting of existing fossil fuel electric power plants for their decrease of pollutants in the exhaust and their verification of EPA regulations on the release of contaminants in the atmosphere. A prototype new furnace is expected to be available within one year following the availability of the necessary funds. As we are a development stage company, we have not yet generated any revenue from the assets that were recently assigned to and acquired by the Company, including the Hadronic reactors. The Hadronic reactors have been utilized to test and confirm the technology for ultimate inclusion in the new furnaces.. During the first quarter of 2015 Thunder Energies Corporation has continued the efforts for the achievement of the above industrial objective by organizing the Company into three technologically different divisions, the Division of Optical Equipment (TEC-DOE), Division of Nuclear Equipment (TEC-DNE) and the Division of Combustion Equipment (TEC-DCE), in order achieve a more effective industrial and marketing organization.

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

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2015

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANICAL STATEMENTS

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $2,821 at March 31, 2015 and $4,217 at December 31, 2014.

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

Notes to Condensed Financial Statements

For the period ending March 31, 2015

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized on a straight-line method on the basis of a useful life of 5 years. The balance at March 31, 2014 and December 31, 2014 was $750 and $800, respectively.

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

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $14,286 and $2,137 for the three months ended March 31, 2015 and 2014, respectively.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2015

(Unaudited)

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2015 or December 31, 2014.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2015. As of March 31, 2015 the Company had no dilutive potential common shares.

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

Share-based expense for the three months ended March 31, 2015 and 2014 was $50,000 and $-0-, respectively.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of March 31, 2015 and December 31, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2015

(Unaudited)

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

On August 11, 2013, Thunder Energies Corporation entered into an Asset Assignment Agreement (the “Assignment Agreement”) with HyFuels, Inc., a Florida corporation (“HyFuels”) beneficially controlled by our Chief Executive Officer, Dr. Ruggero M. Santilli. Pursuant to the Assignment Agreement, HyFuels irrevocably assigned to the Company all physical assets, intangible assets, accounts receivable, intellectual property, accounting software, billing software, client lists, client prospects, trade secrets, proprietary property, the intellectual and physical property known as intermediate nuclear fusion without radiation, the physical property consisting of seven (7) Hadronic reactors, all copyrights, patents, patent applications, patent assignments, trademarks and anything having commercial or exchange value and the like.

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

The Company recognized amortization expense of $50 for the three months ending March 31, 2015. The Company has accumulated amortization of $250 as of March 31, 2015.

NOTE 5 – INCOME TAXES

At March 31, 2015, the Company had a net operating loss carry–forward for Federal income tax purposes of $1,399,568 that may be offset against future taxable income through 2032 No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $475,853, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance of $475,853.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2015

(Unaudited)

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

At March 31, 2015 there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2015

(Unaudited)

OPTIONS AND WARRANTS

In accordance with employment agreements, common stock options are issued annually to the officers of the Company. The number of shares are determined by the number of shares outstanding at the end of the year at a percentage per the employment agreements, as described below. The strike price is the fair value trading price as of the anniversary date of the employment agreements. The options are based on the number of shares outstanding of the Company at the year end, at an exercise price at market price at the employment agreements annual anniversary, July 25th. As of March 31, 2015, the officers are entitled to 24,505 options, at an exercise price of $0.20. There is no expiration date to these options and only vest upon a change in control. The options were valued at $24,505, however no expense has been recognized with the associated options, as no options have vested or are considered by management to probable vest. The options were valued using the Black Scholes Method, using the following assumptions:

Weighted Average:
Risk-free interest rate	2.48%
Expected lives (years)	10.0
Expected price volatility	560.1%
Dividend rate	0.0%
Forfeiture Rate	0.0%

There are no other warrants or options outstanding to acquire any additional shares of common stock of the Company as of March 31, 2015.

NOTE 7 – RELATED PARTY TRANSACTIONS

ADVANCES, PAYABLES AND ACCRUALS

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the employment agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of March 31, 2015 and December 31, 2014 accrued expenses were $424,846 and $361,847, respectively.

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

During the three months ended March 31, 2015 our Chief Executive Officer, Dr. Ruggero M. Santilli and immediate family members have loaned the company $50,000 for operations.

At March 31, 2015 and December 31, 2014 demand notes accumulative balances were $269,000 and $219,000, respectively. Accrued interest at March 31, 2015 and December 31, 2014 was $4,462 and $3,148, respectively.

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

For the period ending March 31, 2015

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Energies Corporation for the period ended March 31, 2015 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Our Business Overview.

Thunder Energies Corporation (“we”, “us”, “our”, (“TEC” or the “Company”) was incorporated in the State of Florida on April 21, 2011. Since inception, which was April 21, 2011, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and had made no efforts to identify a possible business combination. The business purpose of the Company had been to seek the acquisition of or merger with, and existing company. The Company selected December 31 as its fiscal year end.

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

Description of Business, Principal Products, Services

The business of Thunder Energies Corporation ("TEC") is focused on the development of a new clean combustion of fossil fuels (oil, diesel, coal, etc.) with controlled minimal contaminants in the exhaust. Our business objective is achieved via new forms of processing fossil fuels, new additives to the combustion and the assistance of a high voltage electric discharges (patents pending) that burn combustible contaminants in fossil fuel exhaust while providing added on clean energy. The expected principal product, depending on funding, is a new type of furnace for the clean combustion of fossil fuel available in any desired size for any type of energy application, from home heating to large plants for the clean production of electricity. The expected services are to be rendered by providing technical assistance to the market consisting of existing fossil fuel electric power plants for their decrease of pollutants in the exhaust and their verification of EPA regulations on the release of contaminants in the atmosphere. A prototype new furnace is expected to be available within one year following the availability of the necessary funds. As we are a development stage company, we have not yet generated any revenue from the assets that were recently assigned to and acquired by the Company, including the Hadronic reactors. The Hadronic reactors have been utilized to test and confirm the technology for ultimate inclusion in the new furnaces. Thunder Energies Corp. is a developer of new technologies that are being brought to market by three divisions: 1) Division of Optical Equipment (TEC-DOE); 2) Division of Nuclear Equipment (TEC-DNE); and 3) Division of Combustion Equipment (TEC--DCE). All intellectual properties, including patents, patent applications, domain names, copyrights, know how, etc., are exclusively and irrevocably owned by Thunder Energies Corp. without any royalty payments.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K.

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

Results of Operations for the three months ended March 31, 2015 and March 31, 2014.

Revenues.

Total Revenue. Total revenues for the three months ended March 31, 2015 and 2014 were $-0- and $-0-, respectively.

Expenses.

Total Expenses. Total expenses for the three months ended March 31, 2015 and 2014 were $157,780 and $78,461, respectively. Total expenses consisted of research and development of $14,286 and $2,137, respectively; professional fees of $85,161 and $26,834, respectively; selling, general and administrative expenses of $57,020 and $49,150, respectively; and interest expense of $1,313 and $340, respectively.

Financial Condition.

Total Assets. Total assets at March 31, 2015 and December 31, 2014 were $3,571 and $5,017, respectively. Total assets consist of cash of $2,821 and $4,217, respectively and intangible assets, net of accumulated amortization, of $750 and $800, respectively.

Total Liabilities. Total liabilities at March 31, 2015 and December 31, 2014 were $703,195 and $596,861, respectively. Total liabilities consist of accounts payable of $4,887 and $12,866, respectively; accrued interest of $4,462 and $3,148, respectively; note payable to the CEO of $269,000 and $219,000, respectively; and accrued compensation of $424,846 and $361,847, respectively.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $157,780 for the three months ended March 31, 2015. The Company has accumulated losses totaling $1,399,568 at March 31, 2015. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our shareholders. At March 31, 2015 we had a working capital deficit of $700,374. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the three months ended March 31, 2015 and 2014 were ($51,396) and ($17,190), respectively. Net cash used in operating activities includes our net loss, amortization, stock issued for services, prepaid expense, accounts payable, accrued compensation and accrued interest.

Net cash provided by financing activities for the three months ended March 31, 2015 and 2014 were $50,000 and $32,394, respectively. Net cash provided by financing activities includes proceeds from notes payable- related party of $50,000 and $10,000, respectively; and proceeds from the issuance of common stock of $-0- and $22,394, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2015.

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

With respect to the period ending March 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2015, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending March 31, 2015, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(2) since they agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(2) of the Securities Act of 1933 for this transaction.

During the month of April, 2014 the Company sold 32,500 shares of common stock by subscription in exchange for cash proceeds of $6,500 to various non-related parties at $0.20 per share.

During the month of April, 2014 the Company sold 300 shares of common stock by subscription in exchange for cash proceeds of $300 to a non-related party at $1.00 per share.

On October 16, 2014 the Company issued 500,000 shares of common stock, by subscription, in exchange for transfer agent services. The services were valued at the last trading price to unrelated parties ($0.20 per share) at the date of grant. The Company will recognize $100,000 of stock-based compensation for the issuance in October 2014.

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

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer,	May 11, 2015
Dr. Ruggero M. Santilli	Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors

