Form 10-Q
period 2015-06-30
Thunder Energies Corp
filed 2015-08-14
CIK 1524872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 13, 2015 was 16,416,950.

Part I. Financial Information

Item 1. Financial Statements.

THUNDER ENERGIES CORPORATION

Condensed Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$33	$4,217
Total Current Assets	33	4,217

Non-current assets
Intangible assets, net of accumulated amortization of $300 and $200, respectively	9,605	800
Total non-current assets	9,605	800

TOTAL ASSETS	$9,638	$5,017

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$5,362	$12,866
Accrued interest	6,106	3,148
Accrued compensation, related parties	487,846	361,847
Note payable, related parties	322,000	219,000
Total Current Liabilities	821,314	596,861

TOTAL LIABILITIES	821,314	596,861

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Convertible Preferred stock: $0.001 par value, 750,000,000
authorized; 50,000,000 shares issued and outstanding	50,000	50,000
Common stock: $0.001 par value 900,000,000 authorized;
16,416,950 and 16,366,950 shares issued and outstanding, respectively	16,417	16,367
Additional paid in capital	633,527	583,577
Accumulated deficit	(1,511,620)	(1,241,788)
Total Stockholders' Deficit	(811,676)	(591,844)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,638	$5,017

See notes to unaudited condensed financial statements.

THUNDER ENERGIES CORPORATION

Condensed Statements of Operations

(Unaudited)

	For the Three months ended				For the Six months ended
	June 30,				June 30,
	2015		2014		2015		2014

REVENUE	$	---	$	---	$	---	$	---

OPERATING EXPENSES
Research and development		23,815		13,607		38,101		15,744
Professional fees		25,999		43,472		111,160		70,306
Selling, general and administrative expenses		60,594		71,497		117,614		120,647
Total operating expenses		110,408		128,576		266,875		206,697

Net loss from operations		(110,408)		(128,576)		(266,875)		(206,697)

Other income (expense)
Interest expense		(1,644)		(503)		(2,957)		(843)
Net loss before income taxes		(112,052)		(129,079)		(269,832)		(207,540)

Income taxes		---		---		---		---

Net loss		$(112,052)		$(129,079)		$(269,832)		$(207,540)

Basic and diluted loss per share		$(0.01)		$(0.01)		$(0.02)		$(0.01)

Weighted average number of
shares outstanding		16,416,950		16,140,712		16,409,768		16,083,431

See notes to unaudited condensed financial statements.

THUNDER ENERGIES CORPORATION

Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2015

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	50,000,000	$50,000	16,366,950	$16,367	$583,577	$(1,241,788)	$(591,844)

Issued shares for services	---	---	50,000	50	49,950	---	50,000

Net loss	---	---	---	---	---	(269,832)	(269,832)

Balance, June 30, 2015	50,000,000	$50,000	16,416,950	$16,417	$633,527	$(1,511,620)	$(811,676)

See notes to unaudited condensed financial statements.

THUNDER ENERGIES CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2015		2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(269,832)		$(207,540)
Adjustment to reconcile net loss to net cash provided (used in) in operations:
Amortization		100		100
Stock based compensation		50,000		---
Changes in assets and liabilities:
(Increase) decrease in operating assets:
Prepaid expense		---		(875)
Increase (decrease) in operating liabilities:
Accounts payable		(7,504)		31,016
Accrued interest		2,957		843
Accrued expenses, related parties		126,000		90,000
Net cash used in operating activities		(98,279)		(86,456)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments made for intangible assets, Patents		(8,905)		---
Net cash used in Investing Activities		(8,905)		---

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans		103,000		61,000
Proceeds from issuances of stock		---		28,944
Net cash provided by financing activates		103,000		89,944

Net change in cash and cash equivalents		(4,184)		3,488

Cash and cash equivalents
Beginning of period		4,217		3,913
End of period		$33		$7,401

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

See notes to unaudited condensed financial statements.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending June 30, 2015

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

The business of Thunder Energies Corporation ("TEC") is focused, depending on funding, on the manufacturing, sale and service of three new cutting edge technologies (patents and trademarks pending): the new Santilli telescopes with concave lenses; the new hadronic reactors for the synthesis of the neutron from the hydrogen gas, and the new HyperFurnaces for the full combustion of fossil fuels. As we are a development stage company, we have not yet generated any revenue from the assets that were recently assigned to and acquired by the Company, including the Hadronic reactors.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANICAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statements included in the Form 10K/A as of December 31, 2014 and filed with the Securities and Exchange Commission on March 26, 2015.

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

For the period ending June 30, 2015

(Unaudited)

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $33 at June 30, 2015 and $4,217 at December 31, 2014. The company has no cash equivalents as of June 30, 2015 and December 31, 2014.

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

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending June 30, 2015

(Unaudited)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized on a straight-line method on the basis of a useful life of 5 to 17 years. The balance at June 30, 2015 and December 31, 2014 was $9,605 and $800, respectively.

June 30, 2015	Gross Carrying Value	Accumulated Amortization
Intellectual property	$1,000	$300
Patents	8,905	---

December 31, 2014	Gross Carrying Value	Accumulated Amortization
Intellectual property	$1,000	$200
Patents	---	---

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

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $38,101 and $15,744 for the six months ended June 30, 2015 and 2014, respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2015 or December 31, 2014.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending June 30, 2015

(Unaudited)

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with ASC 260, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2015. As of June 30, 2015, the common stock equivalents have not been included as they are anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Six months Ended June 30,
	2015	2014
Options to purchase shares of common stock	24,505	-
Series A convertible preferred stock	50,000,000	50,000,000
Total potentially dilutive shares	50,024,505	50,000,000

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

Share-based expense for the six months ended June 30, 2015 and 2014 was $50,000 and $-0-, respectively.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of June 30, 2015 and December 31, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending June 30, 2015

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

The Company has capitalized the legal expenses associated with filing applications with the United States Patent and Trademark Office. At June 30, 2015 the Company has capitalized $8,905. The Company has not recorded any amortization expense for the patent application process as of June 30, 2015.

The Company recognized amortization expense of $100 for the six months ending June 30, 2015. The Company has accumulated amortization of $300 as of June 30, 2015.

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

For the period ending June 30, 2015

(Unaudited)

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

At June 30, 2015 there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending June 30, 2015

(Unaudited)

OPTIONS AND WARRANTS

In accordance with employment agreements, common stock options are issued annually to the officers of the Company. The number of shares is determined by the number of shares outstanding at the end of the year at a percentage per the employment agreements, as described below. The strike price is the fair value trading price as of the anniversary date of the employment agreements. The options are based on the number of shares outstanding of the Company at the year end, at an exercise price at market price at the employment agreements annual anniversary, July 25th. As of June 30, 2015, the officers are entitled to 24,505 options, at an exercise price of $0.20. There is no expiration date to these options and only vest upon a change in control. The options were valued at $24,505, however no expense has been recognized with the associated options, as no options have vested or are considered by management to probable vest. The options were valued using the Black Scholes Method, using the following assumptions:

Weighted Average:
Risk-free interest rate	2.48%
Expected lives (years)	10.0
Expected price volatility	560.1%
Dividend rate	0.0%
Forfeiture Rate	0.0%

There are no other warrants or options outstanding to acquire any additional shares of common stock of the Company as of June 30, 2015.

NOTE 6 – RELATED PARTY TRANSACTIONS

ADVANCES, PAYABLES AND ACCRUALS

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the employment agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of June 30, 2015 and December 31, 2014 accrued expenses were $487,846 and $361,847, respectively.

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

During the six months ended June 30, 2015, our Chief Executive Officer, Dr. Ruggero M. Santilli and immediate family members have loaned the company $103,000 for operations.

At June 30, 2015 and December 31, 2014 demand notes accumulative balances were $322,000 and $219,000, respectively. Accrued interest at June 30, 2015 and December 31, 2014 was $6,106 and $3,148, respectively.

EMPLOYMENT CONTRACTS

The Company has employment contracts with its key employees, the controlling shareholders, who are its officers and directors of the Company.

•

Dr. Santilli, 5 year contract dated July 25, 2015, annual salary of $180,000 and annual common stock options for .01% of the outstanding stock per calendar year at the average trading price of the anniversary date, July 25th.

•

Carla Santilli, 5 year consulting contract dated July 25, 2015, annual salary of $72,000 and annual common stock options for .005% of the outstanding stock per calendar year at the average trading price of the anniversary date, July 25th.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending June 30, 2015

(Unaudited)

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

NOTE 7 – SUBSEQUENT EVENTS

On August 1, 2015, Dr. W. George Gaines was appointed President and Chief Operating Officer for Thunder Energies Corporation (the “Company”). Also on August 1, 2015, Ms. Margaret Haberlin-Currey was appointed Chief Financial Officer for the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Energies Corporation for the period ended June 30, 2015 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Description of Business, Principal Products, Services

The business of Thunder Energies Corporation ("TEC") is focused, depending on funding, on the manufacturing, sale and service of three new cutting edge technologies by three separate fully owned Divisions: The TEC Division of Optical Equipment (TEC-DOE) is bringing to market a basically new telescope (patent and trademark pending) with concave lenses under the name of "Santilli telescope" for the first detection in history of antimatter galaxies, antimatter asteroids and antimatter cosmic rays; The TEC Division of Nuclear Instruments (TEC-DNC) is bringing to market the first known technology for the synthesis of thermal neutrons from the hydrogen gas (patents and trademark pending) for important scientific, industrial and military uses; and the TEC Division of Combustion Equipment (TEC-DSCE) is developing a new furnace under the name of TEC HyperFurnace for the complete combustion of fossil fuels without combustible contaminants in the exhaust as well as with an enhanced energy output (patents and trademark pending). The products intended for production, sale and service by the three divisions depending on funding are given respectively by: the new Santilli telescopes with concave lenses; the new hadronic reactors for the synthesis of the neutron from the hydrogen gas; and the new HyperFurnaces for the full combustion of fossil fuels. The expected services are to be rendered by providing technical assistance to the proper operation and service of the indicated products. As we are a development stage company, we have not yet generated any revenue from the assets that were recently assigned to and acquired by the Company, including the Hadronic reactors. The Hadronic reactors have been utilized to test and confirm the technology for ultimate inclusion in the new furnaces.

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

Results of Operations for the three months ended June 30, 2015 and June 30, 2014.

Revenues.

Total Revenue. Total revenues for the three months ended June 30, 2015 and 2014 were $-0- and $-0-, respectively.

Expenses.

Total Expenses. Total expenses including interest expense for the three months ended June 30, 2015 and 2014 were $112,052 and $129,079, respectively. Total expenses consisted of research and development of $23,815 and $13,607, respectively; professional fees of $25,999 and $43,472, respectively; selling, general and administrative expenses of $60,594 and $71,497, respectively; and interest expense of $1,644 and $503, respectively.

Results of Operations for the six months ended June 30, 2015 and June 30, 2014.

Revenues.

Total Revenue. Total revenues for the six months ended June 30, 2015 and 2014 were $-0- and $-0-, respectively.

Expenses.

Total Expenses. Total expenses including interest expense for the six months ended June 30, 2015 and 2014 were $269,832 and $207,540, respectively. Total expenses consisted of research and development of $38,101 and $15,744, respectively; professional fees of $111,160 and $70,306, respectively; selling, general and administrative expenses of $117,614 and $120,647, respectively; and interest expense of $2,957 and $843, respectively.

Financial Condition.

Total Assets. Total assets at June 30, 2015 and December 31, 2014 were $9,638 and $5,017, respectively. Total assets consist of cash of $33 and $4,217, respectively and intangible assets, net of accumulated amortization, of $9,605 and $800, respectively.

Total Liabilities. Total liabilities at June 30, 2015 and December 31, 2014 were $821,314 and $596,861, respectively. Total liabilities consist of accounts payable of $5,362 and $12,866, respectively; accrued interest of $6,106 and $3,148, respectively; note payable to the CEO of $322,000 and $219,000, respectively; and accrued compensation of $487,846 and $361,847, respectively.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $269,832 for the six months ended June 30, 2015. The Company has accumulated losses totaling $1,511,620 at June 30, 2015. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our shareholders. At June 30, 2015 we had a working capital deficit of $821,281. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the six months ended June 30, 2015 and 2014 were ($98,279) and ($86,456), respectively. Net cash used in operating activities includes our net loss, amortization, stock issued for services, prepaid expense, accounts payable, accrued compensation and accrued interest.

Net cash used in investing activities for the six months ended June 30, 2015 and 2014 were ($8,905) and $0, respectively. Net cash used in investing activities includes payments made for intangible assets, patents of $8,905 and $0, respectively.

Net cash provided by financing activities for the six months ended June 30, 2015 and 2014 were $103,000 and $89,944, respectively. Net cash provided by financing activities includes proceeds from notes payable- related party of $103,000 and $61,000, respectively; and proceeds from the issuance of common stock of $-0- and $28,944, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2015.

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

With respect to the period ending June 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2015, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2014 Annual Report on Form 10-K.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending June 30, 2015, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(2) since they agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(2) of the Securities Act of 1933 for this transaction.

On January 26, 2015 the Company issued 50,000 shares to consultants for research services, recorded at the fair market value of the share price, in the amount of $50,000

Item 3. Defaults Upon Senior Securities

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

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer,	August 14, 2015
Dr. Ruggero M. Santilli	Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors

