Form 10-Q
period 2015-09-30
Thunder Energies Corp
filed 2015-11-16
CIK 1524872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Registrant's telephone number, including area code 727-940-3944

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒.

The number of shares of the issuer's common stock, par value $.001 per share, outstanding as of October 27, 2015 was 16,582,350.

Part I. Financial Information

Item 1. Financial Statements.

THUNDER ENERGIES CORPORATION

Condensed Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$3,122	$4,217
Total Current Assets	3,122	4,217

Non-current assets
Intangible assets, net of accumulated amortization of $350 and $200, respectively	10,105	800
Total non-current assets	10,105	800

TOTAL ASSETS	$13,227	$5,017

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$63	$12,866
Accrued interest	8,040	3,148
Accrued compensation, related parties	550,846	361,847
Note payable, related parties	377,500	219,000
Total Current Liabilities	936,449	596,861

TOTAL LIABILITIES	936,449	596,861

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Convertible Preferred stock: $0.001 par value, 750,000,000 authorized; 50,000,000 shares issued and outstanding	50,000	50,000
Common stock: $0.001 par value 900,000,000 authorized; 16,572,350 and 16,366,950 shares issued and outstanding, respectively	16,572	16,367
Additional paid in capital	762,247	583,577
Accumulated deficit	(1,752,041)	(1,241,788)
Total Stockholders' Deficit	(923,222)	(591,844)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,227	$5,017

See notes to unaudited condensed financial statements.

THUNDER ENERGIES CORPORATION

Condensed Statements of Operations

(Unaudited)

	For the Three months ended		For the Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Research and development	11,631	8,500	49,732	24,244
Professional fees	166,571	15,378	277,731	110,578
General and administrative expenses	60,284	91,688	177,898	187,342
Total operating expenses	238,486	115,566	505,361	322,164

Net loss from operations	(238,486)	(115,566)	(505,361)	(322,164)

Other income (expense)
Interest expense	(1,935)	(797)	(4,892)	(1,640)
Net loss before income taxes	(240,421)	(116,363)	(510,253)	(323,804)

Income taxes	-	-	-	-

Net loss	$(240,421)	$(116,363)	$(510,253)	$(323,804)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of
shares outstanding – basic and diluted	16,453,850	16,142,420	16,424,557	16,102,986

See notes to unaudited condensed financial statements.

THUNDER ENERGIES CORPORATION
Statements of Changes in Stockholders' Deficit
For the Nine Months Ended September 30, 2015
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	50,000,000	$50,000	16,366,950	$16,367	$583,577	$(1,241,788)	$(591,844)

Issued shares for services	-	-	205,500	205	178,670	-	178,875

Net loss	-	-	-	-	-	(510,253)	(510,253)

Balance, September 30, 2015	50,000,000	$50,000	16,572,450	$16,572	$762,247	$(1,752,041)	$(923,222)

See notes to unaudited condensed financial statements.

THUNDER ENERGIES CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(510,253)	$(323,804)
Adjustment to reconcile net loss to net cash provided (used in) in operations:
Amortization	150	150
Stock based compensation	178,875	-
Changes in assets and liabilities:
(Increase) decrease in operating assets:
Prepaid expense	-	288
Increase (decrease) in operating liabilities:
Accounts payable	(12,804)	61,191
Accrued interest	4,892	1,640
Accrued expenses, related parties	189,000	135,000
Net cash used in operating activities	(150,140)	(125,535)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments made for intangible assets, Patents	(9,455)	-
Net cash used in investing activities	(9,455)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party note payable	158,500	109,000
Proceeds from issuances of stock	-	28,944
Net cash provided by financing activates	158,500	137,944

Net change in cash and cash equivalents	(1,095)	12,409

Cash and cash equivalents
Beginning of period	4,217	3,913
End of period	$3,122	$16,322

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited condensed financial statements.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2015

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

Thunder Energies Corporation ("we", "us", "our", "TEC" or the "Company") was incorporated in the State of Florida on April 21, 2011. On May 1, 2014, the Company filed with the Florida Secretary of State, Articles of Amendment to its Articles of Incorporation (the "Amendment") which changed the name of the Company from Thunder Fusion Corporation to Thunder Energies Corporation. The Amendment also changed the principal office address of the Company to 1444 Rainville Road, Tarpon Springs, Florida 34689.

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

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan to obtain such resources for the Company include, obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2015

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $3,122 at September 30, 2015 and $4,217 at December 31, 2014. The company has no cash equivalents as of September 30, 2015 and December 31, 2014.

CASH FLOWS REPORTING

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

RELATED PARTIES

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions.

FINANCIAL INSTRUMENTS

The Company's balance sheet includes financial instruments, including cash, accounts payable, accrued expenses and notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2015

(Unaudited)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized on a straight-line method on the basis of a useful life of 5 to 17 years. The balance at September 30, 2015 and December 31, 2014 was $10,105 and $800, respectively.

September 30, 2015	Gross Carrying Value	Accumulated Amortization
Intellectual property	$1,000	$350
Patents	9,455	-

December 31, 2014	Gross Carrying Value	Accumulated Amortization
Intellectual property	$1,000	$200
Patents	-	-

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

NON-MONETARY TRANSACTION

According to ASC 845-10-S99, transfers of non-monetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the entity's initial public offering should be recorded at the transferors' historical cost basis determined under Generally Accepted Accounting Principles. As such, the cost basis carried on Hyfuel's books and records was nominal. Therefore, the accounting principles in ASC 845-10-S99 were followed and the Company recorded the intellectual and physical properties at its historical cost basis, which was at the historical cost basis of a nominal amount. In the transfer agreement 1,000,000 shares of common stock was transferred in exchange for the properties. The transfer was valued at $1,000 (the par value of the shares issued in exchange for the intellectual property); this amount was determined by the Company to be the value received in the exchange and approximates the basis of those assets.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $49,732 and $24,244 for the nine months ended September 30, 2015 and 2014, respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2015 or December 31, 2014.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2015

(Unaudited)

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with ASC 260, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2015. As of September 30, 2015, the common stock equivalents have not been included as they are anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Nine months Ended September 30,
	2015	2014
Options to purchase shares of common stock	24,505	-
Series A convertible preferred stock	50,000,000	50,000,000
Total potentially dilutive shares	50,024,505	50,000,000

SHARE-BASED EXPENSE

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their grant date fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued.

Share-based expense for the nine months ended September 30, 2015 and 2014 was $178,875 and $-0-, respectively.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of September 30, 2015 and December 31, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2015

(Unaudited)

NOTE 4 – INTANGIBLE PROPERTY

On August 10, 2013, the Company entered into an Asset Assignment Agreement (the "IBR Assignment Agreement") with Institute For Basic Research, Inc., a Florida corporation ("IBR") that also is beneficially controlled by our Chief Executive Officer, Dr. Ruggero M. Santilli. Pursuant to the IBR Assignment Agreement, IBR irrevocably assigned to the Company all rights, title, ownership and interests in all of IBR's internet website domain name assets, owned and hereinafter acquired by IBR including, but not limited to, all physical and intangible assets and intellectual property related to the assets.

On August 11, 2013, Thunder Energies Corporation (f/k/a Thunder Fusion Corporation) entered into an Asset Assignment Agreement (the "Assignment Agreement") with HyFuels, Inc., a Florida corporation ("HyFuels") beneficially controlled by our Chief Executive Officer, Dr. Ruggero M. Santilli. Pursuant to the Assignment Agreement, HyFuels irrevocably assigned to the Company all physical assets, intangible assets, accounts receivable, intellectual property, accounting software, billing software, client lists, client prospects, trade secrets, proprietary property, the intellectual and physical property known as intermediate nuclear fusion without radiation, the physical property consisting of seven (7) Hadronic reactors, all copyrights, patents, patent applications, patent assignments, trademarks and anything having commercial or exchange value and the like.

Consideration for the assignment agreements consisted of one million (1,000,000) shares of our common stock that were issued to Dr. Ruggero M. Santilli, as designee for IBR and HyFuels. Company management determined the amount of consideration based upon ASC 845-10-S99 pertaining to transfer of non-monetary assets. According to ASC 845-10-S99, transfers of non-monetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the entity's initial public offering should be recorded at the transferors' historical cost basis determined under Generally Accepted Accounting Principles. As such, the cost basis carried on the books and records of HyFuels and IBR was minimal or essentially zero. Therefore, the accounting principles in ASC 845-10-S99 were followed and the Company recorded the intellectual and physical properties at its historical cost basis, which was at the historical cost basis of a nominal amount. In connection with the aforementioned assignment agreements, 1,000,000 shares of our common stock were transferred in exchange for the assets. The transfer was valued at one thousand dollars ($1,000.00), the value of the shares issued at par ($0.001) in exchange for the assets. This amount was determined by the Company to approximate the basis of those assets.

The Company recorded the property and intangibles (7 reactors, intellectual property rights to develop the technology, and website) as an intangible asset. The valuation of the properties was the par value of the stock received in exchange for the rights and assets.

The Company has capitalized the legal expenses associated with filing applications with the United States Patent and Trademark Office. At September 30, 2015 the Company has capitalized $9,455. The Company has not recorded any amortization expense for the patent application process as of September 30, 2015.

The Company recognized amortization expense of $150 for the nine months ending September 30, 2015. The Company has accumulated amortization of $350 as of September 30, 2015.

NOTE 5 – STOCKHOLDERS' DEFICIT

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

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2015

(Unaudited)

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

On August 10, 2015 the Company issued 5,000 shares to our Chief Financial Officer, Ms. Margaret Haberlin-Currey for services, recorded at the fair market value of the share price, in the amount of $5,500.

On August 10, 2015 the Company issued 30,000 shares to various non-related parties for services, recorded at the fair market value of the share price, in the amount of $33,000.

On September 12, 2015 the Company issued 7,500 shares to our President and Chief Operating Officer, Dr. W. George Gaines for services, recorded at the fair market value of the share price, in the amount of $5,625.

On September 14, 2015 the Company issued 5,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $3,750.

On September 17, 2015 the Company issued 108,000 shares to various non-related parties for services, recorded at the fair market value of the share price, in the amount of $81,000.

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

On October 10, 2013, the Company issued fifty million (50,000,000) shares of our Series "A" Convertible Preferred Stock (the "Preferred Stock") to Hadronic Technologies Press, Inc. ("Hadronic"), a Florida corporation maintaining its principal place of business at 35246 US Highway 19 North, Suite #215, Palm Harbor, Florida 34684. Our Directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli each own fifty percent of the equity in Hadronic. The Series "A" Convertible Preferred Stock has 15 votes per share and is convertible into 10 shares of our common stock at the election of the shareholder. Shares were valued at the par value of the common stock equivalents, $500,000.

At September 30, 2015 there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2015

(Unaudited)

OPTIONS AND WARRANTS

In accordance with employment agreements, common stock options are issued annually to the officers of the Company. The number of shares is determined by the number of shares outstanding at the end of the year at a percentage per the employment agreements, as described below. The strike price is the fair value trading price as of the anniversary date of the employment agreements. The options are based on the number of shares outstanding of the Company at the year end, at an exercise price at market price at the employment agreements annual anniversary, July 25th. As of September 30, 2015, the officers are entitled to 24,505 options, at an exercise price of $0.20. There is no expiration date to these options and only vest upon a change in control. The options were valued at $24,505, however no expense has been recognized with the associated options, as no options have vested or are considered by management to probable vest. The options were valued using the Black Scholes Method, using the following assumptions:

Weighted Average:
Risk-free interest rate	2.48%
Expected lives (years)	10.0
Expected price volatility	560.1%
Dividend rate	0.0%
Forfeiture Rate	0.0%

There are no other warrants or options outstanding to acquire any additional shares of common stock of the Company as of September 30, 2015.

NOTE 6 – RELATED PARTY TRANSACTIONS

ADVANCES, PAYABLES AND ACCRUALS

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the employment agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of September 30, 2015 and December 31, 2014 accrued expenses were $550,846 and $361,847, respectively.

NOTE PAYABLE

In support of the Company's efforts and cash requirements, it has relied on advances from the majority shareholders until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. All advances made in support of the Company are formalized by demand notes, at a 2.15% interest rate.

During the nine months ended September 30, 2015, our Chief Executive Officer, Dr. Ruggero M. Santilli and immediate family members have loaned the company $158,500 for operations.

At September 30, 2015 and December 31, 2014 demand notes accumulative balances were $377,500 and $219,000, respectively. Accrued interest at September 30, 2015 and December 31, 2014 was $8,040 and $3,148, respectively.

COMMON STOCK

On August 10, 2015 the Company issued 5,000 shares to our Chief Financial Officer, Ms. Margaret Haberlin-Currey for services, recorded at the fair market value of the share price, in the amount of $5,500.

On September 12, 2015 the Company issued 7,500 shares to our President and Chief Operating Officer, Dr. W. George Gaines for services, recorded at the fair market value of the share price, in the amount of $5,625.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2015

(Unaudited)

EMPLOYMENT CONTRACTS

The Company has employment contracts with its key employees, the controlling shareholders, who are its officers and directors of the Company.

•

Dr. Santilli, 5 year contract dated July 25, 2013, annual salary of $180,000 and annual common stock options for .01% of the outstanding stock per calendar year at the average trading price of the anniversary date, July 25th

•

Carla Santilli, 5 year consulting contract dated July 25, 2013, annual salary of $72,000 and annual common stock options for .005% of the outstanding stock per calendar year at the average trading price of the anniversary date, July 25th.

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

NOTE 7 – SUBSEQUENT EVENTS

On October 22, 2015 the Company issued 10,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $3,100.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Energies Corporation for the period ended September 30, 2015 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this annual report. This annual report contains forward looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements.

Our Business Overview.

Thunder Energies Corporation ("we", "us", "our", ("TEC" or the "Company") was incorporated in the State of Florida on April 21, 2011. Since inception, which was April 21, 2011, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and had made no efforts to identify a possible business combination. The business purpose of the Company had been to seek the acquisition of or merger with, and existing company. The Company selected December 31 as its fiscal year end.

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

On July 25, 2013, Dr. Ruggero M. Santilli acquired from the Company's existing shareholders, a control block of stock in the Company consisting of two million nine hundred forty thousand (2,940,000) shares of restricted common stock of the Company, in a private equity transaction. As a result of this acquisition, Dr. Ruggero M. Santilli owned 98% of the issued and outstanding shares of common stock of the Company.

On August 10, 2013, the Company entered into an Asset Assignment Agreement (the "IBR Assignment Agreement") with Institute For Basic Research, Inc., a Florida corporation ("IBR") that also is beneficially controlled by our Chief Executive Officer, Dr. Ruggero M. Santilli. Pursuant to the IBR Assignment Agreement, IBR irrevocably assigned to the Company all rights, title, ownership and interests in all of IBR's internet website domain name assets, owned and hereinafter acquired by IBR including, but not limited to, all physical and intangible assets and intellectual property related to the assets.

On August 11, 2013, Thunder Energies Corporation (the "Company") entered into an Asset Assignment Agreement (the "Assignment Agreement") with HyFuels, Inc., a Florida corporation ("HyFuels") beneficially controlled by our Chief Executive Officer, Dr. Ruggero M. Santilli. Pursuant to the Assignment Agreement, HyFuels irrevocably assigned to the Company all physical assets, intangible assets, accounts receivable, intellectual property, accounting software, billing software, client lists, client prospects, trade secrets, proprietary property, the intellectual and physical property known as intermediate nuclear fusion without radiation, the physical property consisting of seven (7) Hadronic reactors, all copyrights, patents, patent applications, patent assignments, trademarks and anything having commercial or exchange value and the like.

Consideration for the assignment agreements consisted ofone million (1,000,000) shares of our common stock that were issued to Dr. Ruggero M. Santilli, as designee for IBR and HyFuels. Company management determined the amount of consideration based upon ASC 845-10-S99 pertaining to transfer of non-monetary assets. According to ASC 845-10-S99, transfers of non-monetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the entity's initial public offering should be recorded at the transferors' historical cost basis determined under Generally Accepted Accounting Principles. As such, the cost basis carried on the books and records of HyFuels and IBR was minimal or essentially zero. Therefore, the accounting principles in ASC 845-10-S99 were followed and the Company recorded the intellectual and physical properties at its historical cost basis, which was at the historical cost basis of a nominal amount. In connection with the aforementioned assignment agreements, 1,000,000 shares of our common stock were transferred in exchange for the assets. The transfer was valued at one thousand dollars ($1,000.00), the value of the shares issued at par ($0.001) in exchange for the assets. This amount was determined by the Company to be de-minimus to the value received in the exchange and approximates the basis of those assets.

The Company has recorded the property and intangibles (7 reactors, intellectual property rights to develop the technology, and website) as an intangible asset. The valuation of the properties will be the par value of the stock received in exchange for the rights and assets. The Company's filings will include a disclosure in the MD&A section and notes to the financial statement under the heading "Non-Monetary Transaction". Management believes that the $1,000.00 valuation is reflective of the salvage value of the physical property, at a minimum. Our Company purchased internet website domain name assets owned by IBR and the intellectual and physical property known as intermediate nuclear fusion without radiation, the physical property consisting of seven (7) Hadronic reactors, all copyrights, patents, patent applications, patent assignments, trademarks and anything having commercial or exchange value owned by HyFuels as related to the reactors. None of the assets purchased had ever generated revenue for IBR or HyFuels. Although the Asset Assignment Agreements were more comprehensive in their description of "assets", the aforementioned items were the only assets assigned to the Company.

Our Company purchased internet website domain name assets owned by IBR and the intellectual and physical property known as intermediate nuclear fusion without radiation, the physical property consisting of seven (7) Hadronic reactors, all copyrights, patents, patent applications, patent assignments, trademarks and anything having commercial or exchange value owned by HyFuels as related to the reactors. None of the assets purchased had ever generated revenue for IBR or HyFuels. Although the Asset Assignment Agreements were more comprehensive in their description of "assets", the aforementioned items were the only assets assigned to the Company.

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

Neither IBR nor HyFuels has made any effort to commercialize the assets for purposes of generating revenue. Both IBR and HyFuels continue to exist as Florida corporations separate and distinct from the Company. Though they are deemed "related" entities through a common officer and director with our Company, they remain otherwise "unaffiliated" with our Company.

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

The only activities of the assignors involved the creation of the Internet website domain names and the creation of the seven Hadronic reactors and associated patents pending. These assets did not generate revenue prior to the assignment, so there is essentially no financial data to report regarding "revenue producing activity previously associated with the acquired assets". Furthermore, there is no "sufficient continuity of operations with our Company so that disclosure of prior financial information regarding IBR or HyFuels is material to an understanding of future operations regarding our Company.

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

Competitive Business Conditions And The Smaller Reporting Company's Competitive Position In The Industry And Methods Of Competition

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

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related MD&A;

•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company's internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

•	Reduced disclosure about the emerging growth company's executive compensation arrangements; and

•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this Form 10-Q, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act") for complying with new or revised accounting standards. We are choosing to utilize the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act. This election allows our Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

For a full description of our critical accounting policies, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Annual Report on Form 10-K.

Results of Operations and Critical Accounting Policies and Estimates.

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States. The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements. The Company's accounting policies are more fully described in Note 2 to the Notes of Financial Statements.

Results of Operations for the three months ended September 30, 2015 and September 30, 2014.

Revenues.

Total Revenue. Total revenues for the three months ended September 30, 2015 and 2014 were $-0- and $-0-, respectively.

Expenses.

Total Expenses. Total expenses including interest expense for the three months ended September 30, 2015 and 2014 were $240,421 and $116,363, respectively. Total expenses consisted of research and development of $11,631 and $8,500, respectively; professional fees of $166,571 and $15,378, respectively; general and administrative expenses of $60,284 and $91,688, respectively; and interest expense of $1,935 and $797, respectively.

Results of Operations for the nine months ended September 30, 2015 and September 30, 2014.

Revenues.

Total Revenue. Total revenues for the nine months ended September 30, 2015 and 2014 were $-0- and $-0-, respectively.

Expenses.

Total Expenses. Total expenses including interest expense for the nine months ended September 30, 2015 and 2014 were $510,253 and $323,804, respectively. Total expenses consisted of research and development of $49,732 and $24,244, respectively; professional fees of $277,731 and $110,578, respectively; general and administrative expenses of $177,898 and $187,342, respectively; and interest expense of $4,892 and $1,640, respectively.

Financial Condition.

Total Assets. Total assets at September 30, 2015 and December 31, 2014 were $13,227 and $5,017, respectively. Total assets consist of cash of $3,122 and $4,217, respectively and intangible assets, net of accumulated amortization, of $10,105 and $800, respectively.

Total Liabilities. Total liabilities at September 30, 2015 and December 31, 2014 were $936,449 and $596,861, respectively. Total liabilities consist of accounts payable of $63 and $12,866, respectively; accrued interest of $8,040 and $3,148, respectively; note payable to the CEO of $377,500 and $219,000, respectively; and accrued compensation of $550,846 and $361,847, respectively.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $510,253 for the nine months ended September 30, 2015. The Company has accumulated losses totaling $1,752,041 at September 30, 2015. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our shareholders. At September 30, 2015 we had a working capital deficit of $933,327. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the nine months ended September 30, 2015 and 2014 were ($150,140) and ($125,535), respectively. Net cash used in operating activities includes our net loss, amortization, stock issued for services, prepaid expense, accounts payable, accrued compensation and accrued interest.

Net cash used in investing activities for the nine months ended September 30, 2015 and 2014 were ($9,455) and $0, respectively. Net cash used in investing activities includes payments made for intangible assets, patents of $9,455 and $0, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2015 and 2014 were $158,500 and $137,944, respectively. Net cash provided by financing activities includes proceeds from notes payable- related party of $158,500 and $109,000, respectively; and proceeds from the issuance of common stock of $-0- and $28,944, respectively.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to implement our strategy.We do not have the necessary cash and revenue to satisfy our cash requirements for the next twelve months. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses. However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company's securities after the completion of this offering. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See "Note 2 – Going Concern" in our financial statements for additional information as to the possibility that we may not be able to continue as a "going concern."

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2015.

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

Item 4. Controls and Procedures.

(a) Management's Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending September 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2015, the Company's management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company's management, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting during the period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending September 30, 2015, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." All shareholders are "sophisticated investors" and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

On January 26, 2015 the Company issued 50,000 shares to consultants for research services, recorded at the fair market value of the share price, in the amount of $50,000. Additional shares of our common stock were issued at fair market value of the share price as set forth in the table below.

Date	Name	Shares	Fair Market Value	Amount
08/10/2015	Michael L. Harden	5,000	1.10	5,500
08/10/2015	Margaret M. Haberlin	5,000	1.10	5,500
08/10/2015	William G. Gaines	5,000	1.10	5,500
08/10/2015	Everett F. Jolly	20,000	1.10	22,000
09/12/2015	William George Gaines	7,500	0.75	5,625
09/14/2015	Scott Randall	5,000	0.75	3,750
09/17/2015	Shannon Wayne Hall	3,000	0.75	2,250
09/17/2015	M6 Limited	105,000	0.75	78,750
10/22/2015	Kyle Brinkman	10,000	0.31	3,100

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description			Location Reference
(a)	Financial Statements		Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

(3.0)	Articles of Incorporation

	(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on July 21, 2011	See Exhibit Key

	(3.2)	Amendment to Articles of Incorporation dated July 29, 2013	See Exhibit Key

	(3.3)	Amendment to Articles of Incorporation dated October 7, 2013	See Exhibit Key

	(3.4)	Amendment to Articles of Incorporation dated April 25, 2014	See Exhibit Key

	(3.5)	Bylaws filed with Form 10 Registration Statement on July 21, 2011.	See Exhibit Key

(11.0)	Statement re: computation of per share Earnings.		Note 2 to Financial Stmts.

(14.0)	Code of Ethics		See Exhibit Key

(31.1)	Certificate of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certification of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company's Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.2	Incorporated by reference herein to the Company's Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.3	Incorporated by reference herein to the Company's Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.4	Incorporated by reference herein to the Company's Form 8-K Current Report filed with the Securities and Exchange Commission on May 5, 2014.

3.5	Incorporated by reference herein to the Company's Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

14.0	Incorporated by reference herein to the Company's Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on January 17, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer,	November 16, 2015
Dr. Ruggero M. Santilli	Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors

