Form 10-K
period 2015-12-31
Thunder Energies Corp
filed 2016-04-14
CIK 1524872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Registrant's telephone number, including area code: 727-940-3944

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the resistant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation s-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $0.00

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of April 14, 2016 was 16,694,017 shares.

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

Fiscal Year Ended December 31, 2015

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Thunder Energies Corporation for the year ended December 31, 2015 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

As of July 1, 2013, the Company, based on proposed business activities, was a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualified as a "shell company," because it had no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.

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

On July 25, 2013, Dr. Ruggero M. Santilli acquired from Company's existing shareholders, a control block of stock in the Company consisting of two million nine hundred forty thousand (2,940,000) shares of restricted common stock of the Company, in a private equity transaction. As a result of this acquisition, Dr. Ruggero M. Santilli owned 98% of the issued and outstanding shares of common stock of the Company.

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

Description of Business, Principal Products, Services

The business of Thunder Energies Corporation ("TEC") is focused on the development of a new clean combustion of fossil fuels (oil, diesel, coal, etc.) with controlled minimal contaminants in the exhaust. Our business objective is achieved via new forms of processing fossil fuels, new additives to the combustion and the assistance of a high voltage electric discharges (patents pending) that burn combustible contaminants in fossil fuel exhaust while providing added on clean energy. The expected principal product, depending on funding, is a new type of furnace for the clean combustion of fossil fuel available in any desired size for any type of energy application, from home heating to large plants for the clean production of electricity. The expected services are to be rendered by providing technical assistance to the market consisting of existing fossil fuel electric power plants for their decrease of pollutants in the exhaust and their verification of EPA regulations on the release of contaminants in the atmosphere. A prototype new furnace is expected to be available within one year following the availability of the necessary funds. As we are a development stage company, we have not yet generated any revenue from the assets that were recently assigned to and acquired by the Company, including the Hadronic reactors. The Hadronic reactors have been utilized to test and confirm the technology for ultimate inclusion in the new furnaces. Thunder Energies Corp. is a developer of new technologies that are being brought to market by three divisions: 1) Division of Optical Instruments (TEC-DOI); 2) Division of Nuclear Instruments (TEC-DNI); and 3) Division of Fuel Combustion (TEC--DFC). All intellectual properties, including patents, patent applications, domain names, copyrights, know how, etc., are exclusively and irrevocably owned by Thunder Energies Corp. without any royalty payments. Out of the three divisions, TEC-DOE has initiated production and sale of pairs of Galileo and Santilli telescopes with 70 mm, 100 mm, and 150 mm. The remaining two divisions are expecting funding for their commercialization.

Distribution Methods Of The Products and Services

For this first division TEC-DOE we have initiated advertisement via direct e-mail and public news releases. Initially, we anticipate marketing via large advertisements on the internet, such as via PRWeb and PRNewswire Releases. For the other two divisions we expect to market through contacts that we are able to generate, and via direct contacts of potential buyers of TEC new fossil fuel furnaces or TEC services for the improvement of existing fossil fuel burning plants.

Status of Any Publicly Announced New Product Or Service

In regard to the sale of telescopes, we have made several news releases and radio interviews. In addition we have presented all TEC technologies to investors' conferences. For the other two divisions TEC-DNE and TEC-DFC the company contemplates no advertisement until the availability of production equipment. We have, however, published scientific papers on the new sciences underlying the Combustion and Nuclear Divisions.

Competitive Business Conditions And The Smaller Reporting Company's Competitive Position In The Industry And Methods Of Competition

There are no known competitors for the new telescopes with concave lenses produced and sold by TEC-DOE. There exist many types of furnaces for the combustion of fossil fuels but they are all based on conventional combustion of fossil fuels and then the removal of contaminants in the exhaust. By contrast, the main function of TEC furnaces is that of improving the combustion with consequential reduction of contaminants in the exhaust while increasing the energy output for the same fossil fuel. There is no known competition for the detection of fissionable material via a thermal neutron source under development by TEC-DNE.

Sources And Availability Of Raw Materials And The Names Of Principal Suppliers

The company has selected qualified manufacturers for the telescopes of TEC-DOE. All components for the new telescope are readily available on the open market. Suppliers are available for the other two technologies and will be selected following completion of their development. The raw material needed by the TEC furnaces is given by conventional fossil fuels all available in the U.S.A. by a large number of suppliers.

Dependence On One Or A Few Customers

There are many potential customers for the pair of telescopes produced by the. TEC-DOE division. Our marketing analysis has identified the potential customers in all individuals and associations interested in sky watching. For the other two technologies, we have not yet performed market analysis.

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

Need For Any Government Approval Of Principal Products Or Services

No governmental approval or permits are necessary for the telescopes. No governmental approval or permits is expected for the development of the new furnaces for the clean combustion of fossil fuels. Following their availability, the TEC furnaces will be subject to and must comply with applicable EPA requirements for permitted levels of contaminants in the exhaust. In regard to the neutron source we need to further analyze the requirements

Effect Of Existing Or Probable Governmental Regulations On The Business

There are no governmental regulations affecting the sale of the telescope technology. Due to its novel conception, a principal objective of TEC furnaces is that of surpassing current EPA requirements for the contaminants in the combustion exhaust released in the atmosphere. We expect that the neutron source technology will be government regulated and we are in the process of analyzing and assessing the impact of such regulations on the business.

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

Costs and Effects Of Compliance With Environmental Laws

There are no environmental laws affecting the sale of pairs of telescopes as we simply assemble telescopes, cameras and proprietary concave lenses. We are unable to estimate the costs and effects of compliance with environmental laws prior to completion of a TEC prototype furnace.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

No public market for common stock

Although there have been a few trades of our stock on the OTC Markets Pink, the quotations have been limited and sporadic and thus, there is presently no established public market for our common stock. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. A purchaser of shares may, therefore, find it difficult to resell our securities offered herein should he or she desire to do so.

Holders.

On December 31, 2015 there were 62 shareholders of record of our common stock. As of April 14, 2016 there are 16,694,017 shares of our Common Stock issued and outstanding.

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

Recent Sales of Unregistered Securities.

COMMON STOCK

During the periods ending December 31, 2014 and December 31, 2015, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(2) since they agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." All shareholders are "sophisticated investors" and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(2) of the Securities Act of 1933 for this transaction.

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

On October 22, 2015 the Company issued 11,000 shares to various non-related parties for services, recorded at the fair market value of the share price, in the amount of $3,410.

On November 30, 2015 the Company issued 54,667 shares to a non-related parties for services, recorded at the fair market value of the share price, in the amount of $16,400.

On December 22, 2015 the Company issued 56,000 shares to various non-related parties for services, recorded at the fair market value of the share price, in the amount of $15,680.

Shares of our common stock were issued at fair market value of the share price as set forth in the table below.

Date	Name	Shares	Fair Market Value	Amount

01/26/2015	Anil Bhalekar	10,000	1.00	10,000
01/26/2015	Askar Aryngazin	10,000	1.00	10,000
01/26/2015	Bonphysics Research	10,000	1.00	10,000
01/26/2015	Christian Corda	10,000	1.00	10,000
01/26/2015	Yun Yan	10,000	1.00	10,000
08/10/2015	Michael L. Harden	5,000	1.10	5,500
08/10/2015	Margaret M. Haberlin	5,000	1.10	5,500
08/10/2015	William G. Gaines	5,000	1.10	5,500
08/10/2015	Everett F. Jolly	20,000	1.10	22,000
09/12/2015	William George Gaines	7,500	0.75	5,625
09/14/2015	Scott Randall	5,000	0.75	3,750
09/17/2015	Shannon Wayne Hall	3,000	0.75	2,250
09/17/2015	M6 Limited	105,000	0.75	78,750
10/22/2015	Kyle Brinkman	10,000	0.31	3,100
10/22/2015	Brian Keith Buckley	1,000	0.31	3,100
11/30/2015	William George Gains	54,667	0.30	16,400
12/22/2015	Henry Weingarten	50,000	0.28	13,950
12/22/2015	Laura Gaines	6,000	0.28	1,680

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

At December 31, 2015 there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding.

OPTIONS AND WARRANTS

In accordance with employment agreements, common stock options are issued annually to the officers of the Company. The number of shares is determined by the number of shares outstanding at the end of the year at a percentage per the employment agreements, as described below. The strike price is the fair value trading price as of the anniversary date of the employment agreements. The options are based on the number of shares outstanding of the Company at the year end, at an exercise price at market price at the employment agreements annual anniversary, July 25th. As of December 31, 2015 and 2014, the officers are entitled to 2,455 and 2,504 options, at an exercise price of $0.775 and $0.20, respectively. There is no expiration date to these options and only vest upon a change in control. The options were valued at $3,156, however no expense has been recognized with the associated options, as no options have vested or are considered by management to probable vest. The options were valued using the Black Scholes Method, using the following assumptions:

Weighted Average:	2015	2014
Risk-free interest rate	2.33%	2.48%
Expected lives (years)	10.0	10.0
Expected price volatility	172.85%	560.13%
Dividend rate	0.0%	0.0%
Forfeiture Rate	0.0%	0.0%

There are no other warrants or options outstanding to acquire any additional shares of common stock of the Company as of December 31, 2015.

Item 6. Selected Financial Data.

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" and elsewhere in this report. The management's discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this prospectus.

Our Business Overview.

Thunder Energies Corporation f/k/a Thunder Fusion Corporation and CCJ Acquisition Corp. ("we", "us", "our", or the "Company") was incorporated in the State of Florida on April 21, 2011. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and had made no efforts to identify a possible business combination. The business purpose of the Company has been to seek the acquisition of or merger with, an existing company. The Company selected December 31 as its fiscal year end.

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

Description of Business, Principal Products, Services

The business of Thunder Energies Corporation ("TEC") is focused on the development of a new clean combustion of fossil fuels (oil, diesel, coal, etc.) with controlled minimal contaminants in the exhaust. Our business objective is achieved via new forms of processing fossil fuels, new additives to the combustion and the assistance of a high voltage electric discharges (patents pending) that burn combustible contaminants in fossil fuel exhaust while providing added on clean energy. The expected principal product, depending on funding, is a new type of furnace for the clean combustion of fossil fuel available in any desired size for any type of energy application, from home heating to large plants for the clean production of electricity. The expected services are to be rendered by providing technical assistance to the market consisting of existing fossil fuel electric power plants for their decrease of pollutants in the exhaust and their verification of EPA regulations on the release of contaminants in the atmosphere. A prototype new furnace is expected to be available within one year following the availability of the necessary funds. As we are a development stage company, we have not yet generated any revenue from the assets that were recently assigned to and acquired by the Company, including the Hadronic reactors. The Hadronic reactors have been utilized to test and confirm the technology for ultimate inclusion in the new furnaces. Thunder Energies Corp. is a developer of new technologies that are being brought to market by three divisions: 1) Division of Optical Instruments (TEC-DOI); 2) Division of Nuclear Instruments (TEC-DNI); and 3) Division of Fuel Combustion (TEC--DFC). All intellectual properties, including patents, patent applications, domain names, copyrights, know how, etc., are exclusively and irrevocably owned by Thunder Energies Corp. without any royalty payments. Out of the three divisions, TEC-DOE has initiated production and sale of pairs of Galileo and Santilli telescopes with 70 mm, 100 mm, and 150 mm. The remaining two divisions are expecting funding for their commercialization.

Distribution Methods Of The Products and Services

For this first division TEC-DOE we have initiated advertisement via direct e-mail and public news releases. Initially, we anticipate marketing via large advertisements on the internet, such as via PRWeb and PRNewswire Releases. For the other two divisions we expect to market through contacts that we are able to generate, and via direct contacts of potential buyers of TEC new fossil fuel furnaces or TEC services for the improvement of existing fossil fuel burning plants.

Status of Any Publicly Announced New Product Or Service

In regard to the sale of telescopes, we have made several news releases and radio interviews. In addition we have presented all TEC technologies to investors' conferences. For the other two divisions TEC-DNE and TEC-DFC the company contemplates no advertisement until the availability of production equipment. We have, however, published scientific papers on the new sciences underlying the Combustion and Nuclear Divisions.

Competitive Business Conditions And The Smaller Reporting Company's Competitive Position In The Industry And Methods Of Competition

There are no known competitors for the new telescopes with concave lenses produced and sold by TEC-DOE. There exist many types of furnaces for the combustion of fossil fuels but they are all based on conventional combustion of fossil fuels and then the removal of contaminants in the exhaust. By contrast, the main function of TEC furnaces is that of improving the combustion with consequential reduction of contaminants in the exhaust while increasing the energy output for the same fossil fuel. There is no known competition for the detection of fissionable material via a thermal neutron source under development by TEC-DNE.

Sources And Availability Of Raw Materials And The Names Of Principal Suppliers

The company has selected qualified manufacturers for the telescopes of TEC-DOE. All components for the new telescope are readily available on the open market. Suppliers are available for the other two technologies and will be selected following completion of their development. The raw material needed by the TEC furnaces is given by conventional fossil fuels all available in the U.S.A. by a large number of suppliers.

Dependence On One Or A Few Customers

There are many potential customers for the pair of telescopes produced by the. TEC-DOE division. Our marketing analysis has identified the potential customers in all individuals and associations interested in sky watching. For the other two technologies, we have not yet performed market analysis.

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

Need For Any Government Approval Of Principal Products Or Services

No governmental approval or permits are necessary for the telescopes. No governmental approval or permits is expected for the development of the new furnaces for the clean combustion of fossil fuels. Following their availability, the TEC furnaces will be subject to and must comply with applicable EPA requirements for permitted levels of contaminants in the exhaust. In regard to the neutron source we need to further analyze the requirements

Effect Of Existing Or Probable Governmental Regulations On The Business

There are no governmental regulations affecting the sale of the telescope technology. Due to its novel conception, a principal objective of TEC furnaces is that of surpassing current EPA requirements for the contaminants in the combustion exhaust released in the atmosphere. We expect that the neutron source technology will be government regulated and we are in the process of analyzing and assessing the impact of such regulations on the business.

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

Costs and Effects Of Compliance With Environmental Laws

There are no environmental laws affecting the sale of pairs of telescopes as we simply assemble telescopes, cameras and proprietary concave lenses. We are unable to estimate the costs and effects of compliance with environmental laws prior to completion of a TEC prototype furnace.

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

Results of Operations and Critical Accounting Policies and Estimates.

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States. The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements. The Company's accounting policies are more fully described in Note 3 to the Notes of Financial Statements.

Results of Operations for the years ended December 31, 2015 and December 31, 2014.

Revenues.

Total Revenue. Total revenues for the year ended December 31, 2015 and 2014 were $-0- and $-0- respectively.

Expenses.

Total Expenses. Total expenses for the year ended December 31, 2015 and December 31, 2014 were $660,487 and $567,129, respectively. Total expenses consisted of research and development of $52,987 and $52,492, respectively; professional fees of $353,761 and $262,110, respectively; selling, general and administrative expenses of $246,627 and $249,723, respectively; and interest expense of $7,111 and $2,804, respectively. Professional fees increased by approximately 35% due to the increase in shares issued for services and the Company engaged investor relation services. Interest expense increased by approximately 154% due to increased borrowings for operations.

Financial Condition.

Total Assets. Total assets at December 31, 2015 and December 31, 2014 were $24,077 and $5,017, respectively. Total assets consist of cash of $12,822 and $4,217, respectively and intangible assets, net of accumulated amortization, of $11,255 and $800, respectively. Total assets increased by approximately 380%. The main reason for the increase is due to an increase in cash of approximately 204% at December 31, 2015, and an increase in intangible assets of approximately 1,307%. Intangible assets increased primarily due to the Company engaging law firms to begin patent and trademark procedures.

Total Liabilities. Total liabilities at December 31, 2015 and December 31, 2014 were $1,062,042 and $596,861, respectively. Total liabilities consist of accounts payable of $2,437 and $12,866, respectively; accrued interest of $10,259 and $3,148, respectively; accrued salaries of $613,846 and $361,847, respectively; and note payable to related parties of $435,500 and $219,000, respectively. Total liabilities increased by approximately 78%. Accrued compensation, related parties increased by approximately 70% due to Dr. Ruggero Santilli and Ms. Carla Santilli not taking their annual salaries per their contracts. Notes payable, related party increased by approximately, 99% due to additional funds borrowed for operations.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $660,486 for the year ended December 31, 2015 and $567,129 for the year ended December 31, 2014. The Company has accumulated losses totaling $1,902,274 at December 31, 2015. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our shareholders. At December 31, 2015 we had a working capital deficit of $1,049,220. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the year ended December 31, 2015 and 2014 were $197,240 and $187,640, respectively. Net cash used in operating activities includes our net loss, amortization, stock issued for services, prepaid expense, accounts payable, accrued salaries and accrued interest.

Net cash used in investing activities for the year ended December 31, 2015 and 2014 were $10,655 and $0, respectively. Net cash used in investing activities includes legal expenses paid for patents.

Net cash provided by financing activities for the year ended December 31, 2015 and December 31, 2014 were $216,500 and $187,944, respectively. Net cash provided by financing activities includes proceeds from notes payable- related party of $216,500 and $159,000, respectively and proceeds from the issuance of common stock of $0 and $28,944, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2015.

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

Item 9A. Controls and Procedures

(a) Management's Annual Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

As of December 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission ("SEC") reports due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of December 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission ("SEC") reports due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

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

Item 9B. Other Information.

NONE

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The names and ages of our directors and executive officers as of December 31, 2015 are set forth below. Our Bylaws provide for not less than one and not more than seven directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
Dr. Ruggero M. Santilli (1)	80	Chief Executive Officer, Principal Executive Officer, Principal Accounting Officer, Director (1)
Mrs. Carla Santilli (2)	75	Treasurer, Secretary, Director (2)
Dr. W. George Gaines	72	President, Chief Operating Officer (3)
Margaret Haberlin-Currey	57	Chief Financial Officer

(1)	Dr. Ruggero M. Santilli will serve as a director until the next annual shareholder meeting.

(2)	Mrs. Carla Santilli will serve as a director until the next annual shareholder meeting.

(3)	Dr. W. George Gaines submitted his resignation on February 24, 2016, effective as of that date.

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

Dr. Santilli is also internationally known for the discovery of the basic science and for the industrial development of the "Santilli MagneGas Technology".

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

Dr. Santilli's qualifications to serve on our board of directors include his extensive knowledge of energy products and his experience researching new clean energies and fuels.

Mrs. Carla Santilli, Treasurer, Secretary and Director

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

Mrs. Santilli's qualifications to serve on our board of directors include her thirty years of experience as President and Chief Executive Officer of Hadronic Press, Inc. and her experience in the environmental sciences field.

Dr. W. George Gaines, President, Chief Operating Officer

Dr. W. George Gaines is 72 years of age. In the last 5 years Dr. Gaines has served as a director for Bloomin' Brands, Inc. in Tampa, Florida. Bloomin' Brands, Inc. is the parent corporation that operates the Outback Steakhouse restaurant chain. Dr. Gaines served in the director capacity from January 2008 through August 2013, when he retired. During his employment with Bloomin' Brands, Dr. Gaines was responsible for all international marketing research on behalf of the Outback Steakhouse restaurants. Dr. Gaines was responsible for the supervision of marketing research personnel in the United States, South Korea and Brazil. Dr. Gaines is from Pensacola, Florida and holds degrees from the University of Alabama (A.B.), Atlanta University (M.A.) and the University of Georgia (Ed.D.). Dr. Gaines has not engaged in any related party transactions with the Company.

Dr. Gaines' qualifications to serve as an executive officer, President and COO for our Company include his extensive education background and his knowledge and experience in marketing for a public company on an international basis.

Margaret Haberlin-Currey, Chief Financial Officer

Margaret Haberlin-Currey is 57 years of age. In the last 5 years Ms. Haberlin-Currey has been an owner of Tax Stop Inc., a business engaged in tax preparation services, and BizBooks 4 U, an entity engaged in business publication sales. Ms. Haberlin-Currey also was previously employed by Burdines/Macy's as a VP/General Manager and with Financial Federal Credit Union in Miami, Florida, where she served as Chief Executive Officer. Ms. Haberlin-Currey holds a Bachelor of Science degree from the University of Vermont. Ms. Haberlin-Currey has not engaged in any related party transactions with the Company.

Ms. Haberlin-Currey's qualifications to serve as an executive officer and Chief Financial Officer for our Company include her status and experience in business, including her experience as CEO for a federal credit union.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of reports submitted to us during the fiscal year ended December 31, 2015, the following table sets forth the name of any such person that failed to file the required forms on a timely basis, including the number of late reports, the number of transactions not reported on a timely basis and any known failure to file a required form.

Name	Number of late reports	Number of transactions not reported timely
None

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. In addition to the Code of Business Conduct and Ethics, our principal executive officer, principal financial officer and principal accounting officer are also subject to written policies and standards that are reasonably designed to deter wrongdoing and to promote: honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to the SEC and in other public communications made by us; compliance with applicable government laws, rules and regulations; the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and accountability for adherence to the code.

We have posted the text of our Code of Business Conduct and Ethics on our Internet website, www.slpc1.com. We intend to disclose future amendments to, or waivers from, certain provisions of our Code of Business Conduct and Ethics, if any, on our above Internet website within four business days following the date of such amendment or waiver.

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

We do not yet have an audit committee or an audit committee financial expert. We expect to form such a committee composed of non-employee directors when such individuals are added to the board of directors. We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person. Despite the lack of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors. Furthermore, our entire board of directors is aware of the importance of the financial and accounting due diligence that must be undertaken in furtherance of our business and they intend to conduct a comprehensive accounting financial analysis of the Company's business.

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2015, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the "Named Executive Officers."

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan Compensation	Nonqualified deferred compensation earnings	All other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Dr. Ruggero M. Santilli, President, CEO (1)	2013	78,462	-0-	-0-	-0-	-0-	-0-	-0-	78,462
	2014	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000
	2015	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000
Mrs. Carla Santilli, Secretary, Treasurer (2)	2013	31,385	-0-	-0-	-0-	-0-	-0-	-0-	31,385
	2014	72,000	-0-	-0-	-0-	-0-	-0-	-0-	72,000
	2015	72,000	-0-	-0-	-0-	-0-	-0-	-0-	72,000
Dr. W. George Gaines (3)	2015	22,025	-0-	-0-	-0-	-0-	-0-	-0-	22,025
Margaret Haberlin-Currey	2015	5,500	-0-	-0-	-0-	-0-	-0-	-0-	5,500

28

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

(3)	Dr. W. George Gaines submitted his resignation on February 24, 2016, effective as of that date.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)(2)	(h)
Name and principal position (1)	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Dr. Ruggero M. Santilli, President, CEO (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mrs. Carla Santilli, Treasurer, Secretary (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Compensation Committee Interlocks and Insider Participation.

As of December 31, 2015 our Board of Directors consisted of Dr. Ruggero M. Santilli and Mrs. Carla Santilli. At present, the Board of Directors has not established any committees.

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable. Subject to community property laws, where applicable, the persons or entities named below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

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

(3)

Mrs. Carla Santilli is a member of the board of directors of The R.M. Santilli Foundation, Inc., a non-profit Florida corporation. Dr. Santilli's indirect beneficial interest is through his spouse, Mrs. Carla Santilli.

Dr. Santilli is our Chief Executive Officer and a director for our Company. Mrs. Carla Santilli is our Treasurer and a director for our Company.

The following table sets forth, as of December 31, 2015, the number of shares of our Series "A" Convertible Preferred Stock owned of record and beneficially by our executive officers, directors and persons who beneficially own more than 5% of such outstanding shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Hadronic Technologies Press, Inc. (1) 35246 US Highway 19 North, Suite #215 Palm Harbor, FL 34684	50,000,000	100%

(1)

Dr. Ruggero M. Santilli and Mrs. Carla Santilli are married and each own fifty percent of the equity in Hadronic Technologies Press, Inc. which owns 50,000,000 shares of our Series "A" Convertible Preferred Stock. The Series "A" Convertible Preferred Stock has 15 votes per share and is convertible into 10 shares of our common stock at the election of the shareholder.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons.

We utilize the office space and equipment of our management at no cost. Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

We have not established our own definition for determining whether our director or nominees for directors are "independent" nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current directors would not be deemed to be "independent" under any applicable definition given that they are officers of the Company. We also have not established any committees of the Board of Directors.

Given the nature of our Company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. As our operations generate revenue we intend to seek additional members for our board of directors and establish our own definition of "independent" as related to directors and nominees for directors. We further intend to establish committees that will be suitable for our operations as our business operations warrant.

Director Independence.

We have not:

•

Established our own definition for determining whether our director or nominees for directors are "independent" nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current directors would not be deemed to be "independent" under any applicable definition given that he is an officer of the Company; nor,

•	Established any committees of the Board of Directors.

Given the nature of our Company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. The Board of Directors takes the position that management of a target business will establish:

•	Its own Board of Directors
•	Establish its own definition of "independent" as related to directors and nominees for directors,
•	Establish committees that will be suitable for its operations after the Company consummates a business combination

Item 14. Principal Accounting Fees and Services.

	2015	2014
Audit fees	$19,100	$16,325
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

		(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on July 21, 2011.	See Exhibit Key

		(3.2)	Amendment to Articles of Incorporation dated July 29, 2013.	See Exhibit Key

		(3.3)	Amendment to Articles of Incorporation dated October 7, 2013.	See Exhibit Key

		(3.4)	Bylaws filed with Form 10 Registration Statement on July 21, 2011.	See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings.		Note 2 to Financial Stmts.

	(14.0)	Code of Ethics		See Exhibit Key

	(31.1)	Certificate of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Chief Executive Officer And Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company's Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.2	Incorporated by reference herein to the Company's Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

14.0	Incorporated by reference herein to the Company's Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on January 17, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer, Principal Accounting Officer,	April 14, 2016
Dr. Ruggero M. Santilli	Chief Financial Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer, Principal Accounting Officer,	April 14, 2016
Dr. Ruggero M. Santilli	Chief Financial Officer, Chairman of the Board of Directors

/s/ Carla Santilli	Director	April 14, 2016
Carla Santilli

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

THUNDER ENERGIES CORPORATION

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Thunder Energies Corporation

We have audited the accompanying balance sheets of Thunder Energies Corporation (the "Company") as of December 31, 2015 and December 31, 2014, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and December 31, 2014, and the results of its operations, changes in stockholders' deficit and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California April 14, 2016

THUNDER ENERGIES CORPORATION Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$12,822	$4,217
Total Current Assets	12,822	4,217

Non-current assets
Intangible assets, net of accumulated amortization of $400 and $200, respectively	11,255	800
Total non-current assets	11,255	800

TOTAL ASSETS	$24,077	$5,017

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,437	$12,866
Accrued interest	10,259	3,148
Accrued compensation, related parties	613,846	361,847
Note payable, related parties	435,500	219,000
Total Current Liabilities	1,062,042	596,861

TOTAL LIABILITIES	1,062,042	596,861

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Preferred stock: $0.001 par value, 750,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: $0.001 par value 900,000,000 authorized; 16,694,017 and 16,366,850 shares issued and outstanding, respectively	16,694	16,367
Additional paid in capital	797,615	583,577
Accumulated deficit	(1,902,274)	(1,241,788)
Total Stockholders' Deficit	(1,037,965)	(591,844)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$24,077	$5,017

See notes to financial statements

THUNDER ENERGIES CORPORATION Statements of Operations

	Year Ended December 31,
	2015		2014

REVENUE	$	---	$	---

OPERATING EXPENSES
Research and development		52,987		52,492
Professional fees		353,761		262,110
Selling, general and administrative expenses		246,627		249,723
Total operating expenses		653,375		564,325

Net loss from operations		(653,375)		(564,325)

Other income (expense)
Interest expense		(7,111)		(2,804)
Net loss before income taxes		(660,486)		(567,129)

Income taxes		---		---

Net loss		$(660,486)		$(567,129)

Basic and diluted loss per share		$(0.04)		$(0.04)
Weighted average number of shares outstanding		16,469,942		16,066,425

See notes to financial statements

THUNDER ENERGIES CORPORATION
Statement of Changes in Stockholders' Deficit
For the Years Ended December 31, 2015 and 2014

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2013	50,000,000	$50,000	16,000,000	$16,000	$435,000	$(674,659)	$(173,659)

Sold common stock by subscription in exchange for cash	---	---	142,320	142	28,802	--	28,944
Cancellation of 295,470 shares of common stock undistributed from reverse-merger agreement	---	---	(295,470)	(295)	295	---	---
Issued common stock for services	---	---	520,000	520	119,480	---	120,000

Net loss	---	---	---	---	---	(567,129)	(567,129)

Balance, December 31, 2014	50,000,000	$50,000	16,366,850	$16,367	$583,577	$(1,241,788)	$(591,844)

Issued common stock for services	---	---	327,167	327	214,038	---	214,365

Net loss	---	---	---	---	---	(660,486)	(660,486)

Balance, December 31, 2015	50,000,000	$50,000	16,694,017	$16,694	$797,615	$(1,902,274)	$(1,037,965)

See notes to financial statements

THUNDER ENERGIES CORPORATION Statements of Cash Flows

	December 31,
	2015		2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(660,486)		$(567,129)
Adjustment to reconcile net loss to net cash provided (used in) in operations:
Amortization		200		200
Stock based compensation		214,365		120,000
Changes in assets and liabilities:
(Increase) decrease in operating assets:
Prepaid expense		---		609
Increase (decrease) in operating liabilities:
Accounts payable		(10,428)		3,876
Accrued interest		7,111		2,804
Accrued expenses, related parties		252,000		252,000
Net Cash used in operating activities		(197,240)		(187,640)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment made for patent		(10,655)		---
Net Cash used in investing activities		(10,655)		---

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans		216,500		159,000
Proceeds from issuances of stock		---		28,944
Net Cash provided by financing activates		216,500		187,944

Net increase in cash and cash equivalents		8,605		304

Cash and cash equivalents
Beginning of period		4,217		3,913
End of period		$12,822		$4,217

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

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

On July 29, 2013, the Company filed with the Florida Secretary of State, Articles of Amendment to its Articles of Incorporation (the "Amendment") which changed the name of the Company from CCJ Acquisition Corp. to Thunder Fusion Corporation. The Amendment also changed the principal office address of the Company to 150 Rainville Road, Tarpon Springs, Florida 34689. On May 1, 2014, the Company filed with the Florida Secretary of State, Articles of Amendment to its Articles of Incorporation (the "Amendment") which changed the name of the Company from Thunder Fusion Corporation to Thunder Energies Corporation. The Amendment also changed the principal office address of the Company to 1444 Rainville Road, Tarpon Springs, Florida 34689.

Description of Business, Principal Products, Services

The business of Thunder Energies Corporation ("TEC") is focused on the development of a new clean combustion of fossil fuels (oil, diesel, coal, etc.) with controlled minimal contaminants in the exhaust. Our business objective is achieved via new forms of processing fossil fuels, new additives to the combustion and the assistance of a high voltage electric discharges (patents pending) that burn combustible contaminants in fossil fuel exhaust while providing added on clean energy. The expected principal product, depending on funding, is a new type of furnace for the clean combustion of fossil fuel available in any desired size for any type of energy application, from home heating to large plants for the clean production of electricity. The expected services are to be rendered by providing technical assistance to the market consisting of existing fossil fuel electric power plants for their decrease of pollutants in the exhaust and their verification of EPA regulations on the release of contaminants in the atmosphere. A prototype new furnace is expected to be available within one year following the availability of the necessary funds. As we are a development stage company, we have not yet generated any revenue from the assets that were recently assigned to and acquired by the Company, including the Hadronic reactors. The Hadronic reactors have been utilized to test and confirm the technology for ultimate inclusion in the new furnaces. Thunder Energies Corp. is a developer of new technologies that are being brought to market by three divisions: 1) Division of Optical Instruments (TEC-DOI); 2) Division of Nuclear Instruments (TEC-DNI); and 3) Division of Fuel Combustion (TEC--DFC). All intellectual properties, including patents, patent applications, domain names, copyrights, know how, etc., are exclusively and irrevocably owned by Thunder Energies Corp. without any royalty payments. Out of the three divisions, TEC-DOE has initiated production and sale of pairs of Galileo and Santilli telescopes with 70 mm, 100 mm, and 150 mm. The remaining two divisions are expecting funding for their commercialization.

NOTE 2 – GOING CONCERN

For the fiscal years ended December 31, 2015 and 2014, the Company had net losses of $660,486 and $567,129 and negative cash flows from operating activities of $197,240 and $187,640, respectively. As of December 31, 2015 the Company had a working capital deficit of $1,049,220. The company has not generated any revenues to date.

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

Thunder Energies Corporation
Notes To Financial Statements

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $12,822 at December 31, 2015 and $4,217 at December 31, 2014.

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

Thunder Energies Corporation
Notes To Financial Statements

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized on a straight-line method on the basis of a useful life of 5 to 17 years. The balance at December 31, 2015 and December 31, 2014 was $11,255 and $800, respectively.

December 31, 2015	Gross Carrying Value	Accumulated Amortization
Intellectual property	$1,000	$400
Patents	10,655	---

December 31, 2014	Gross Carrying Value	Accumulated Amortization
Intellectual property	$1,000	$200
Patents	---	---

Thunder Energies Corporation
Notes To Financial Statements

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

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $52,987 and $52,492 for the years ended December 31, 2015 and 2014, respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2015 or December 31, 2014.

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

Thunder Energies Corporation
Notes To Financial Statements

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2015. As of December 31, 2015, the common stock equivalents have not been included as they are anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Year Ended December 31,
	2015	2014
Options to purchase shares of common stock	4,959	2,455
Series A convertible preferred stock	50,000,000	50,000,000
Total potentially dilutive shares	50,004,959	50,002,455

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

Share-based expense for the years ended December 31, 2015 and 2014 was $214,365 and $120,000, respectively.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of December 31, 2015 and 2014.

Thunder Energies Corporation
Notes To Financial Statements

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

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

The Company has capitalized the legal expenses associated with filing applications with the United States Patent and Trademark Office. At December 31, 2015 the Company has capitalized $10,655. The Company has not recorded any amortization expense for the patent application process as of December 31, 2015.

The Company recognized amortization expense of $200 for the year ending December 31, 2015. The Company has accumulated amortization of $400 as of December 31, 2015.

NOTE 5 – INCOME TAXES

At December 31, 2015, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $1,902,000 that may be offset against future taxable income through 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

Thunder Energies Corporation
Notes To Financial Statements

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

For the Year Ended December 31,	2015		2014
Tax expense (benefit) at the statutory rate		$(225,000)		$(193,000)
State income taxes, net of federal income tax benefit		(24,000)		(20,000)
Change in valuation allowance		249,000		213,000
Total	$	---	$	---

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

For the year ended December 31, 2015 and for the year ended December 31, 2014, the Company has net operating losses from operations. The carry forwards expire through the year 2033. The Company's net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company's net deferred tax asset as of December 31, 2015 and December 31, 2014 is as follows:

	December 31, 2015		December 31, 2014
Deferred tax assets		$715,000		$467,000
Valuation allowance		(715,000)		(467,000)
Net deferred tax asset	$	---	$	---

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

Thunder Energies Corporation
Notes To Financial Statements

NOTE 6 – SHAREHOLDERS' EQUITY

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

Thunder Energies Corporation
Notes To Financial Statements

On September 17, 2015 the Company issued 108,000 shares to various non-related parties for services, recorded at the fair market value of the share price, in the amount of $81,000.

On October 22, 2015 the Company issued 11,000 shares to various non-related parties for services, recorded at the fair market value of the share price, in the amount of $3,410.

On November 30, 2015 the Company issued 54,667 shares to a non-related parties for services, recorded at the fair market value of the share price, in the amount of $16,400.

On December 22, 2015 the Company issued 56,000 shares to various non-related parties for services, recorded at the fair market value of the share price, in the amount of $15,680.

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

At December 31, 2015 and 2014 there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

OPTIONS AND WARRANTS

In accordance with employment agreements, common stock options are issued annually to the officers of the Company. The number of shares is determined by the number of shares outstanding at the end of the year at a percentage per the employment agreements, as described below. The strike price is the fair value trading price as of the anniversary date of the employment agreements. The options are based on the number of shares outstanding of the Company at the year end, at an exercise price at market price at the employment agreements annual anniversary, July 25th. As of December 31, 2015 and 2014, the officers are entitled to 2,455 and 2,504 options, at an exercise price of $0.775 and $0.20, respectively. There is no expiration date to these options and only vest upon a change in control. The options were valued at $3,156, however no expense has been recognized with the associated options, as no options have vested or are considered by management to probable vest. The options were valued using the Black Scholes Method, using the following assumptions:

Thunder Energies Corporation
Notes To Financial Statements

Weighted Average:	2015	2014
Risk-free interest rate	2.33%	2.48%
Expected lives (years)	10.0	10.0
Expected price volatility	172.85%	560.13%
Dividend rate	0.0%	0.0%
Forfeiture Rate	0.0%	0.0%

There are no other warrants or options outstanding to acquire any additional shares of common stock of the Company as of December 31, 2015.

NOTE 7 – RELATED PARTY TRANSACTIONS

ADVANCES, PAYABLES AND ACCRUALS

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the employment agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of December 31, 2015 and 2014 accrued expenses were $613,846 and $361,847, respectively.

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

During the years ended December 31, 2015 and 2014 our Chief Executive Officer, Dr. Ruggero M. Santilli and immediate family members have loaned the company $216,500 and $159,000 for operations. There were no repayments of principal or interest during the years ended December 31, 2015 and 2014.

At December 31, 2015 and 2014 the demand notes accumulative balances were $435,500 and $219,000, respectively. Accrued interest at December 31, 2015 and 2014 was $10,259 and $3,148, respectively.

EQUITY TRANSACTIONS

On July 25, 2013, Dr. Ruggero M. Santilli acquired from Company's existing shareholders a control block of stock in the Company consisting of two million nine hundred forty thousand (2,940,000) shares of restricted common stock of the Company, in a private equity transaction. Dr. Santilli utilized his own funds to acquire the shares of common stock of the Company. As a result of this acquisition, Dr. Ruggero M. Santilli owns 98% of the issued and outstanding shares of common stock of the Company. On July 25, 2013, Dr. Ruggero M. Santilli and Ms. Carla Santilli were appointed to the Board of Directors of the Company. On July 25, 2013, Dr. Ruggero M. Santilli was appointed President, Chief Executive Officer, Principal Executive Officer and Principal Accounting Officer of the Company. Also on July 25, 2013, Carla Santilli was appointed Secretary and Treasurer for the Company.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were available to be issued, considered to be the date of filing with the Securities and Exchange Commission. Based on our evaluation no events have occurred requiring adjustment to or disclosure in the financial statements.

