Form 10-Q
period 2016-06-30
Thunder Energies Corp
filed 2016-08-15
CIK 1524872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares of the issuer's common stock, par value $.001 per share, outstanding as of July 25, 2016 was 16,984,017.

Part I. Financial Information

Item 1. Financial Statements.

THUNDER ENERGIES CORPORATION Condensed Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$3,707	$12,822
Total Current Assets	3,707	12,822

Non-current assets
Intangible assets, net of accumulated amortization of $500 and $400, respectively	14,820	11,255
Total non-current assets	14,820	11,255

TOTAL ASSETS	$18,527	$24,077

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$100	$2,437
Accrued interest	15,247	10,259
Accrued compensation, related parties	739,846	613,846
Note payable, related parties	488,500	435,500
Total Current Liabilities	1,243,693	1,062,042

TOTAL LIABILITIES	1,243,693	1,062,042

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Convertible Preferred stock: $0.001 par value, 750,000,000 authorized; 50,000,000 shares issued and outstanding	50,000	50,000
Common stock: $0.001 par value 900,000,000 authorized; 16,984,017 and 16,694,017 shares issued and outstanding, respectively	16,984	16,694
Additional paid in capital	841,005	797,615
Accumulated deficit	(2,133,155)	(1,902,274)
Total Stockholders' Deficit	(1,225,166)	(1,037,965)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,527	$24,077

See notes to unaudited condensed financial statements.

THUNDER ENERGIES CORPORATION Condensed Statements of Operations (Unaudited)

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2016	2015		2016	2015

REVENUE	$670	$	---	$12,610	$	---

OPERATING EXPENSES
Research and development	10,570		23,815	25,338		38,101
Professional fees	77,659		25,999	99,254		111,160
Selling, general and administrative expenses	55,287		60,594	113,911		117,614
Total operating expenses	143,516		110,408	238,503		266,875

Net loss from operations	(142,846)		(110,408)	(225,893)		(266,875)

Other income (expense)
Interest expense	(2,575)		(1,644)	(4,988)		(2,957)
Net loss before income taxes	(145,421)		(112,052)	(230,881)		(269,832)

Income taxes	---		---	---		---

Net loss	$(145,421)		$(112,052)	$(230,881)		$(269,832)

Basic and diluted loss per share	$(0.01)		$(0.01)	$(0.01)		$(0.02)

Weighted average number of shares outstanding	16,979,819		16,416,950	16,838,204		16,409,768

See notes to unaudited condensed financial statements.

THUNDER ENERGIES CORPORATION Condensed Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2016		2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(230,881)		$(269,832)
Adjustment to reconcile net loss to net cash provided (used in) in operations:
Amortization		100		100
Stock based compensation		43,680		50,000
Changes in assets and liabilities:
Increase (decrease) in operating liabilities:
Accounts payable		(2,337)		(7,504)
Accrued interest		4,988		2,957
Accrued expenses, related parties		126,000		126,000
Net cash used in operating activities		(58,450)		(98,279)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments made for intangible assets, Patents		(3,665)		(8,905)
Net cash used in Investing Activities		(3,665)		(8,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans		53,000		103,000
Net cash provided by financing activates		53,000		103,000

Net change in cash and cash equivalents		(9,115)		(4,184)

Cash and cash equivalents
Beginning of period		12,822		4,217
End of period		$3,707		$33

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

See notes to unaudited condensed financial statements.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending June 30, 2016

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANICAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statements included in the Form 10K/A as of December 31, 2015 and filed with the Securities and Exchange Commission on April 14, 2016.

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

For the period ending June 30, 2016

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $3,707 at June 30, 2016 and $12,822 at December 31, 2015.

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

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending June 30, 2016

(Unaudited)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized on a straight-line method on the basis of a useful life of 5 to 17 years. The balance at June 30, 2016 and December 31, 2015 was $14,820 and $11,255, respectively.

June 30, 2016	Gross Carrying Value	Accumulated Amortization

Intellectual property	$1,000	$500
Patents	14,320	---

December 31, 2015	Gross Carrying Value	Accumulated Amortization

Intellectual property	$1,000	$400
Patents	10,655	---

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

REVENUE RECOGNITION

The Company recognizes revenue when it is realized or realizable and earned.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending June 30, 2016

(Unaudited)

The Company considers revenue realized or realizable and earned when all of the following criteria are met:

•	persuasive evidence of an arrangement exists

•	the product has been shipped or the services have been rendered to the customer

•	the sales price is fixed or determinable

•	collectability is reasonably assured.

The Company generates revenue through their optical division which produces for sale its Galileo and Santilli telescopes.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $25,338 and $38,101 for the six months ended June 30, 2016 and 2015; and $10,570 and $23,815 for the three months ended June 30, 2016 and 2015, respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2016 or December 31, 2015.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2016. As of June 30, 2016, the common stock equivalents have not been included as they are anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Six months ended June 30,
	2016	2015

Options to purchase shares of common stock*	4,959	2,455
Series A convertible preferred stock	50,000,000	50,000,000
Total potentially dilutive shares**	500,004,959	500,002,455

* Options to purchase shares are calculated in accordance with employment agreements.

** Total potentially dilutive shares reflects a 10 for 1 conversion into common shares per its designation.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending June 30, 2016

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

Share-based expense for the three months ended June 30, 2016 and 2015 was $40,800 and $0, respectively and for the six months ended June 30, 2016 and 2015 was $43,680 and $50,000, respectively.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of June 30, 2016 and December 31, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial statements.

ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers on an effective date after December 31, 2017 will be evaluated as to impact and implemented accordingly.

ASU Update 2014-15 Presentation of Financial Statements – Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines management's responsibility to evaluate whether there is a substantial doubt about an organization's ability to continue as a going concern. The additional disclosure required is effective after December 31, 2016 and will be evaluated as to impact and implemented accordingly.

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

For the period ending June 30, 2016

(Unaudited)

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

The Company has capitalized the legal expenses associated with filing applications with the United States Patent and Trademark Office. At June 30, 2016 the Company has capitalized $14,320. The Company has not recorded any amortization expense for the patent application process as of June 30, 2016.

The Company recognized amortization expense of $50 and $50 for the three months ended June 30, 2016 and 2015, respectively and $100 and $100 for the six months ending June 30, 2016 and 2015, respectively. The Company has accumulated amortization of $500 as of June 30, 2016.

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

For the period ending June 30, 2016

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

At June 30, 2016 there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding.

OPTIONS AND WARRANTS

In accordance with employment and consulting agreements, common stock options are issued annually to the officers of the Company. The number of shares is determined by the number of shares outstanding at the end of the year at a percentage per the employment agreements, as described below. The strike price is the fair value trading price as of the anniversary date of the employment agreements. The options are based on the number of shares outstanding of the Company at the year end, at an exercise price at market price at the employment agreements annual anniversary, July 25th. As of June 30, 2016, the officers are entitled to 4,959 options, valued at $3,156. There is no expiration date to these options and only vest upon a change in control. The options were valued using the Black Scholes Method, using the following assumptions:

Weighted Average:
Risk-free interest rate	2.33%
Expected lives (years)	10.0
Expected price volatility	172.85%
Dividend rate	0.0%
Forfeiture Rate	0.0%

There are no other warrants or options outstanding to acquire any additional shares of common stock of the Company as of June 30, 2016.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending June 30, 2016

(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

ADVANCES, PAYABLES AND ACCRUALS

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the employment agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of June 30, 2016 and December 31, 2015 accrued expenses were $739,846 and $613,846, respectively.

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

During the six months ended June 30, 2016, our Chief Executive Officer, Dr. Ruggero M. Santilli and immediate family members have loaned the company $53,000 for operations.

At June 30, 2016 and December 31, 2015 demand notes accumulative balances were $488,500 and $435,500, respectively. Accrued interest at June 30, 2016 and December 31, 2015 was $15,247 and $10,259, respectively.

EMPLOYMENT AND CONSULTING CONTRACTS

The Company has employment and consulting contracts with its key employees, the controlling shareholders, who are its officers and directors of the Company.

•	Dr. Santilli, 5-year contract dated July 25, 2013, annual salary of $180,000 and annual common stock options for .01% of the outstanding stock per calendar year at the average trading price of the anniversary date, July 25th

•	Carla Santilli, 5-year consulting contract dated July 25, 2013, annual salary of $72,000 and annual common stock options for .005% of the outstanding stock per calendar year at the average trading price of the anniversary date, July 25th.

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

NOTE 7 – SUBSEQUENT EVENTS

On July 12, 2016 our Chief Executive Officer, Dr. Ruggero M. Santilli loaned the company $9,000 for operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Energies Corporation for the period ended June 30, 2016 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this quarterly report. This quarterly report contains forward looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward looking statements, which apply only as of the date of this quarterly report. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

The Company's filings will include a disclosure in the MD&A section and notes to the financial statement under the heading "Non-Monetary Transaction". Management believes that the $1,000.00 cost is reflective of the salvage value of the physical property, at a minimum. Our Company purchased internet website domain name assets owned by IBR and the intellectual and physical property known as intermediate nuclear fusion without radiation, the physical property consisting of seven (7) Hadronic reactors, all copyrights, patents, patent applications, patent assignments, trademarks and anything having commercial or exchange value owned by HyFuels as related to the reactors. None of the assets purchased had ever generated revenue for IBR or HyFuels. Although the Asset Assignment Agreements were more comprehensive in their description of "assets", the aforementioned items were the only assets assigned to the Company.

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

Status of Any Publicly Announced New Product Or Service

Regarding the sale of telescopes, we have made several news releases and radio interviews. In addition, we have presented all TEC technologies to investors' conferences. For the other two divisions TEC-DNE and TEC-DFC the company contemplates no advertisement until the availability of production equipment. We have, however, published scientific papers on the new sciences underlying the Combustion and Nuclear Divisions.

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

Results of Operations for the three months ended June 30, 2016 and 2015.

Revenues.

Total Revenue. Total revenues for the three months ended June 30, 2016 and 2015 were $670 and $0 respectively. Increase in revenues was due to the sales of a telescope.

Expenses.

Total Expenses. Total expenses for the three months ended June 30, 2016 and 2015 were $146,091 and $112,052, respectively. Total expenses consisted of research and development of $10,570 and $23,815, respectively; professional fees of $77,659 and $25,999, respectively and selling, general and administrative expenses of $55,287 and $60,594, respectively. Interest expense for the three months ended June 30, 2016 and 2015 was $2,575 and $1,644 respectively. Research and development decreased by approximately 56% due to a reduction in materials purchased. Professional fees increased by approximately 199% due to the increase in shares issued for services and fees associated with the annual audits. Interest expense increased by approximately 57% due to increased borrowings for operations.

Results of Operations for the six months ended June 30, 2016 and 2015.

Revenues.

Total Revenue. Total revenues for the six months ended June 30, 2016 and 2015 were $12,610 and $0 respectively. Increase in revenues was due to the sales of a telescope.

Expenses.

Total Expenses. Total expenses for the six months ended June 30, 2016 and 2015 were $243,491 and $269,832, respectively. Total expenses consisted of research and development of $25,338 and $38,101, respectively; professional fees of $99,254 and $111,160, respectively and selling, general and administrative expenses of $113,911 and $117,614, respectively. Interest expense for the six months ended June 30, 2016 and 2015 was $4,988 and $2,957 respectively. Research and development decreased by approximately 34% due to a reduction in materials purchased. Professional fees decreased by approximately 11% due to the decrease in shares issued for services. Interest expense increased by approximately 69% due to increased borrowings for operations.

Financial Condition.

Total Assets. Total assets at June 30, 2016 and December 31, 2015 were $18,527 and $24,077, respectively. Total assets consist of cash of $3,707 and $12,822, respectively and intangible assets, net of accumulated amortization, of $14,820 and $11,255, respectively.

Total Liabilities. Total liabilities at June 30, 2016 and December 31, 2015 were $1,243,693 and $1,062,042, respectively. Total liabilities consist of accounts payable of $100 and $2,437, respectively; accrued interest of $15,247 and $10,259, respectively; accrued salaries of $739,846 and $613,846, respectively; and note payable to related parties of $488,500 and $435,500, respectively. Accounts payable decreased by approximately 96% due to a reduction in materials purchased for research and development. Accrued compensation, related parties increased by approximately 21% due to Dr. Ruggero Santilli and Ms. Carla Santilli not taking their annual salaries per their contracts. Note payable, related party, increased by approximately 12% due to increased borrowings for operations. Accrued interest increased by approximately 49% due to additional funds borrowed for operations.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $230,881 for the six months ended June 30, 2016 and $269,832 for the six months ended June 30, 2015. The Company has accumulated losses totaling $2,133,155 at June 30, 2016. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our shareholders. At June 30, 2016 we had a working capital deficit of $1,239,986. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the six months ended June 30, 2016 and 2015 were $58,450 and $98,279, respectively. Net cash used in operating activities includes our net loss, amortization, stock issued for services, accounts payable, accrued salaries and accrued interest.

Net cash used in investing activities for the six months ended June 30, 2016 and 2015 were $3,665 and $8,905 respectively. Net cash used in investing activities includes legal expenses paid for patents.

Net cash provided by financing activities for the six months ended June 30, 2016 and 2015 were $53,000 and $103,000, respectively. Net cash provided by financing activities includes proceeds from notes payable- related party.

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

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2016.

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

With respect to the period ending June 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2016, the Company's management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting during the period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending June 30, 2016, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." All shareholders are "sophisticated investors" and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

During the six months ended June 30, 2016 the Company issued 290,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $43,680. Additional shares of our common stock were issued at fair market value of the share price as set forth in the table below.

Date	Name	Shares	Fair Market Value	Amount

3/18/16	Margaret M. Haberlin	18,000	0.16	2,880
4/1/16	William George Gaines	250,000	0.15	37,500
4/6/16	Brian Keith Buckley	16,000	0.15	2,400
4/6/16	Laura Gaines	6,000	0.15	900

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

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors	August 15, 2016
Dr. Ruggero M. Santilli

