Form 10-Q
period 2016-09-30
Thunder Energies Corp
filed 2016-11-10
CIK 1524872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 10, 2016 was 17,078,743.

Part I. Financial Information

Item 1. Financial Statements.

THUNDER ENERGIES CORPORATION Condensed Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$7,663	$12,822
Total Current Assets	7,663	12,822

Non-current assets
Intangible assets, net of accumulated amortization of $550 and $400, respectively	14,770	11,255
Total non-current assets	14,770	11,255

TOTAL ASSETS	$22,433	$24,077

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$335	$2,437
Accrued interest	18,012	10,259
Accrued compensation, related parties	802,846	613,846
Note payable, related parties	517,000	435,500
Total Current Liabilities	1,338,193	1,062,042

TOTAL LIABILITIES	1,338,193	1,062,042

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Convertible Preferred stock: $0.001 par value, 750,000,000 authorized; 50,000,000 shares issued and outstanding	50,000	50,000
Common stock: $0.001 par value 900,000,000 authorized; 17,078,743 and 16,694,017 shares issued and outstanding, respectively	17,079	16,694
Additional paid in capital	859,586	797,615
Accumulated deficit	(2,242,425)	(1,902,274)
Total Stockholders' Deficit	(1,315,760)	(1,037,965)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,433	$24,077

See notes to unaudited condensed financial statements.

THUNDER ENERGIES CORPORATION Condensed Statements of Operations (Unaudited)

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2016		2015		2016	2015

REVENUE	$	---	$	---	$12,610	$	---

OPERATING EXPENSES
Research and development		6,507		11,631	31,845		49,732
Professional fees		42,389		166,571	141,643		277,731
Selling, general and administrative expenses		57,610		60,284	171,521		177,898
Total operating expenses		106,506		238,486	345,009		505,361

Net loss from operations		(106,506)		(238,486)	(332,399)		(505,361)

Other income (expense)
Interest expense		(2,764)		(1,935)	(7,752)		(4,892)
Net loss before income taxes		(109,270)		(240,421)	(340,151)		(510,253)

Income taxes		---		---	---		---

Net loss		$(109,270)		$(240,421)	$(340,151)		$(510,253)

Basic and diluted loss per share		$(0.01)		$(0.01)	$(0.02)		$(0.03)

Weighted average number of shares outstanding		17,020,019		16,453,850	16,899,251		16,424,557

See notes to unaudited condensed financial statements.

THUNDER ENERGIES CORPORATION Condensed Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2016		2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(340,151)		$(510,253)
Adjustment to reconcile net loss to net cash provided (used in) in operations:
Amortization		150		150
Stock based compensation		62,356		178,875
Changes in assets and liabilities:
Increase (decrease) in operating liabilities:
Accounts payable		(2,101)		(12,804)
Accrued interest		7,752		4,892
Accrued expenses, related parties		189,000		189,000
Net cash used in operating activities		(82,994)		(150,140)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments made for intangible assets, Patents		(3,665)		(9,455)
Net cash used in Investing Activities		(3,665)		(9,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans		81,500		158,500
Net cash provided by financing activates		81,500		158,500

Net change in cash and cash equivalents		(5,159)		(1,095)

Cash and cash equivalents
Beginning of period		12,822		4,217
End of period		$7,663		$3,122

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

See notes to unaudited condensed financial statements.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2016

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

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2016

(Unaudited)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $7,663 at September 30, 2016 and $12,822 at December 31, 2015.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2016

(Unaudited)

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized on a straight-line method on the basis of a useful life of 5 to 17 years. The balance at September 30, 2016 and December 31, 2015 was $14,770 and $11,255, respectively.

September 30, 2016	Gross Carrying Value	Accumulated Amortization
Intellectual property	$1,000	$550
Patents	14,320	---

December 31, 2015	Gross Carrying Value	Accumulated Amortization
Intellectual property	$1,000	$400
Patents	10,655	---

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

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2016

(Unaudited)

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $31,845 and $49,732 for the nine months ended September 30, 2016 and 2015; and $6,507 and $11,631 for the three months ended September 30, 2016 and 2015, respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2016 or December 31, 2015.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2016. As of September 30, 2016, the common stock equivalents have not been included as they are anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Nine months ended September 30,
	2016	2015
Options to purchase shares of common stock*	4,959	2,455
Series A convertible preferred stock**	500,000,000	500,000,000
Total potentially dilutive shares	500,004,959	500,002,455

______________

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

Share-based expense for the three months ended September 30, 2016 and 2015 was $18,676 and $128,875 respectively and for the nine months ended September 30, 2016 and 2015 was $62,356 and $178,875, respectively.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2016

(Unaudited)

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of September 30, 2016 and December 31, 2015.

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

ASU Update 2014-15 Presentation of Financial Statements – Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines management’s responsibility to evaluate whether there is a substantial doubt about an organization’s ability to continue as a going concern. The additional disclosure required is effective after December 31, 2016 and will be evaluated as to impact and implemented accordingly.

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

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2016

(Unaudited)

The Company has capitalized the legal expenses associated with filing applications with the United States Patent and Trademark Office. At September 30, 2016 the Company has capitalized $14,320. The Company has not recorded any amortization expense for the patent application process as of September 30, 2016.

The Company recognized amortization expense of $50 and $50 for the three months ended September 30, 2016 and 2015, respectively and $150 and $150 for the nine months ending September 30, 2016 and 2015, respectively. The Company has accumulated amortization of $550 as of September 30, 2016.

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

On August 23 2016 the Company issued 70,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $14,000.

On August 30 2016 the Company issued 18,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $3,600.

On September 16 2016 the Company issued 6,726 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $1,076.

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

At September 30, 2016 there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2016

(Unaudited)

OPTIONS AND WARRANTS

In accordance with employment and consulting agreements, common stock options are issued annually to the officers of the Company. The number of shares is determined by the number of shares outstanding at the end of the year at a percentage per the employment agreements, as described below. The strike price is the fair value trading price as of the anniversary date of the employment agreements. The options are based on the number of shares outstanding of the Company at the year end, at an exercise price at market price at the employment agreements annual anniversary, July 25th. As of September 30, 2016, the officers are entitled to 4,959 options, valued at $3,156. There is no expiration date to these options and only vest upon a change in control. The options were valued using the Black Scholes Method, using the following assumptions:

Weighted Average:
Risk-free interest rate	2.33%
Expected lives (years)	10.0
Expected price volatility	172.85%
Dividend rate	0.0%
Forfeiture Rate	0.0%

There are no other warrants or options outstanding to acquire any additional shares of common stock of the Company as of September 30, 2016.

NOTE 6 – RELATED PARTY TRANSACTIONS

ADVANCES, PAYABLES AND ACCRUALS

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the employment agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of September 30, 2016 and December 31, 2015 accrued expenses were $802,846 and $613,846, respectively.

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

During the nine months ended September 30, 2016, our Chief Executive Officer, Dr. Ruggero M. Santilli and immediate family members have loaned the company $81,500 for operations.

At September 30, 2016 and December 31, 2015 demand notes accumulative balances were $517,000 and $435,500, respectively. Accrued interest at September 30, 2016 and December 31, 2015 was $18,012 and $10,259, respectively.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2016

(Unaudited)

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

NOTE 7 – SUBSEQUENT EVENTS

On October 9, 2016 our Chief Executive Officer, Dr. Ruggero M. Santilli loaned the company $6,500 for operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Energies Corporation for the period ended September 30, 2016 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

On July 25, 2013, Dr. Ruggero M. Santilli acquired from the Company’s existing shareholders, a control block of stock in the Company consisting of two million nine hundred forty thousand (2,940,000) shares of restricted common stock of the Company, in a private equity transaction. As a result of this acquisition, Dr. Ruggero M. Santilli owned 98% of the issued and outstanding shares of common stock of the Company.

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

Status of Any Publicly Announced New Product Or Service

Regarding the sale of telescopes, we have made several news releases and radio interviews. In addition, we have presented all TEC technologies to investors’ conferences. For the other two divisions TEC-DNE and TEC-DFC the company contemplates no advertisement until the availability of production equipment. We have, however, published scientific papers on the new sciences underlying the Combustion and Nuclear Divisions.

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

Results of Operations for the three months ended September 30, 2016 and 2015.

Revenues.

Total Revenue. Total revenues for the three months ended September 30, 2016 and 2015 were $0 and $0 respectively.

Expenses.

Total Expenses. Total expenses for the three months ended September 30, 2016 and 2015 were $109,270 and $240,421, respectively. Total expenses consisted of research and development of $6,507 and $11,631, respectively; professional fees of $42,389 and $166,571, respectively and selling, general and administrative expenses of $57,610 and $60,284, respectively. Interest expense for the three months ended September 30, 2016 and 2015 was $2,764 and $1,935 respectively. Research and development decreased by approximately 44% due to a reduction in materials purchased. Professional fees decreased by approximately 75% due to the decrease in shares issued for services. Interest expense increased by approximately 43% due to increased borrowings for operations.

Results of Operations for the nine months ended September 30, 2016 and 2015.

Revenues.

Total Revenue. Total revenues for the nine months ended September 30, 2016 and 2015 were $12,610 and $0 respectively. Increase in revenues was due to the sales of a telescope.

Expenses.

Total Expenses. Total expenses for the nine months ended September 30, 2016 and 2015 were $352,761 and $510,253, respectively. Total expenses consisted of research and development of $31,845 and $49,732, respectively; professional fees of $141,643 and $277,731, respectively and selling, general and administrative expenses of $171,521 and $177,898, respectively. Interest expense for the nine months ended September 30, 2016 and 2015 was $7,752 and $4,892 respectively. Research and development decreased by approximately 36% due to a reduction in materials purchased. Professional fees decreased by approximately 49% due to the decrease in shares issued for services. Interest expense increased by approximately 58% due to increased borrowings for operations.

Financial Condition.

Total Assets. Total assets at September 30, 2016 and December 31, 2015 were $22,433 and $24,077, respectively. Total assets consist of cash of $7,663 and $12,822, respectively and intangible assets, net of accumulated amortization, of $14,770 and $11,255, respectively.

Total Liabilities. Total liabilities at September 30, 2016 and December 31, 2015 were $1,338,193 and $1,062,042, respectively. Total liabilities consist of accounts payable of $335 and $2,437, respectively; accrued interest of $18,012 and $10,259, respectively; accrued salaries of $802,846 and $613,846, respectively; and note payable to related parties of $517,000 and $435,500, respectively. Accounts payable decreased by approximately 86% due to a reduction in materials purchased for research and development. Accrued compensation, related parties increased by approximately 31% due to Dr. Ruggero Santilli and Ms. Carla Santilli not taking their annual salaries per their contracts. Note payable, related party, increased by approximately 19% due to increased borrowings for operations. Accrued interest increased by approximately 76% due to additional funds borrowed for operations.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $340,151 for the nine months ended September 30, 2016 and $510,253 for the nine months ended September 30, 2015. The Company has accumulated losses totaling $2,242,425 at September 30, 2016. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our shareholders. At September 30, 2016 we had a working capital deficit of $1,330,530. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the nine months ended September 30, 2016 and 2015 were $82,994 and $150,140, respectively. Net cash used in operating activities includes our net loss, amortization, stock issued for services, accounts payable, accrued salaries and accrued interest.

Net cash used in investing activities for the nine months ended September 30, 2016 and 2015 were $3,665 and $9,455 respectively. Net cash used in investing activities includes legal expenses paid for patents.

Net cash provided by financing activities for the nine months ended September 30, 2016 and 2015 were $81,500 and $158,500, respectively. Net cash provided by financing activities includes proceeds from notes payable- related party.

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

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2016.

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

With respect to the period ending September 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2016, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending September 30, 2016, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

During the nine months ended September 30, 2016 the Company issued 384,726 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $62,356. Additional shares of our common stock were issued at fair market value of the share price as set forth in the table below.

Date	Name	Shares	Fair Market Value	Amount
3/18/16	Margaret M. Haberlin	18,000	0.16	2,880
4/1/16	William George Gains	250,000	0.15	37,500
4/6/16	Brian Keith Buckley	16,000	0.15	2,400
4/6/16	Laura Gains	6,000	0.15	900
8/23/16	Brian Keith Buckley	20,000	0.20	4,000
8/23/16	Simone Beghella-Bartoli	50,000	0.20	10,000
8/30/16	Margaret Haberlin	18,000	0.20	3,600
9/16/16	Laura Gaines	6,726	0.16	1,076

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

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer,	November 10, 2016
Dr. Ruggero M. Santilli	Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors

