Form 10-K
period 2016-12-31
Thunder Energies Corp
filed 2017-04-14
CIK 1524872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of March 29, 2017 was 17,398,743 shares.

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

Fiscal Year Ended December 31, 2016

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Thunder Energies Corporation for the year ended December 31, 2016 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Status of Any Publicly Announced New Product Or Service

Regarding the sale of telescopes, we have made several news releases and radio interviews. In addition we have presented all TEC technologies to investors’ conferences. For the other two divisions TEC-DNE and TEC-DFC the company contemplates no advertisement until the availability of production equipment. We have, however, published scientific papers on the new sciences underlying the Combustion and Nuclear Divisions.

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

Dependence On One Or A Few Customers

There are many potential customers for the pair of telescopes produced by the TEC-DOE division. Our marketing analysis has identified the potential customers in all individuals and associations interested in sky watching. For the other two technologies, we have not yet performed market analysis.

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

Need For Any Government Approval Of Principal Products Or Services

No governmental approval or permits are necessary for the telescopes. No governmental approval or permits is expected for the development of the new furnaces for the clean combustion of fossil fuels. Following their availability, the TEC furnaces will be subject to and must comply with applicable EPA requirements for permitted levels of contaminants in the exhaust. Regarding the neutron source, we need to further analyze the requirements

Effect Of Existing Or Probable Governmental Regulations On The Business

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

No established public market for common stock

Although there have been a few trades of our stock on the OTC Markets Pink, the quotations have been limited and sporadic and thus, there is presently no established public market for our common stock. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. A purchaser of our securities may, therefore, find it difficult to resell our securities should he or she desire to do so.

Holders.

On December 31, 2016, there were 59 unique certificate holders/shareholders of record of our common stock without including those shareholders whose Company common stock is held in street name. As of March 28, 2017, there are 17,398,743 shares of our Common Stock issued and outstanding.

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

Recent Sales of Unregistered Securities.

COMMON STOCK

During the periods ending December 31, 2014, December 31, 2015 and December 31, 2016, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

During the period of February 14, 2014 through April 8, 2014, the Company issued 141,820 shares of common stock, by subscription, in exchange for cash proceeds of $28,344 to various non-related parties at $0.20 per share.

On April 10, 2014, the Company issued 600 shares of common stock, by subscription, in exchange for cash proceeds of $600 to a non-related party at $1.00 per share.

On June 27, 2014, the Company canceled 295,470 shares of common stock which were unissued and held in escrow from the reverse merger agreement. The shares were associated with the reverse acquisition of CCJ Acquisition Corp. The shares were valued at par $0.001.

On October 16, 2014, the Company issued 500,000 shares of common stock, by subscription, in exchange for transfer agent services. The services are to be valued at the last trading price to unrelated parties ($0.20 per share) at the date of grant. The Company will recognize $100,000 of stock-based compensation for the issuance in October 2014.

On December 17, 2014, the Company issued 20,000 shares of common stock in exchange for services valued at $20,000 or $1.00 per share, the fair market value of the shares at the date of grant.

On January 26, 2015, the Company issued 50,000 shares to consultants for research services, recorded at the fair market value of the share price, in the amount of $50,000.

On August 10, 2015, the Company issued 5,000 shares to our Chief Financial Officer, Ms. Margaret Haberlin-Currey for services, recorded at the fair market value of the share price, in the amount of $5,500.

On August 10, 2015, the Company issued 30,000 shares to various non-related parties for services, recorded at the fair market value of the share price, in the amount of $33,000.

On September 12, 2015, the Company issued 7,500 shares to our President and Chief Operating Officer, Dr. W. George Gaines for services, recorded at the fair market value of the share price, in the amount of $5,625.

On September 14, 2015, the Company issued 5,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $3,750.

On September 17, 2015, the Company issued 108,000 shares to various non-related parties for services, recorded at the fair market value of the share price, in the amount of $81,000.

On October 22, 2015, the Company issued 11,000 shares to various non-related parties for services, recorded at the fair market value of the share price, in the amount of $3,410.

On November 30, 2015, the Company issued 54,667 shares to a non-related parties for services, recorded at the fair market value of the share price, in the amount of $16,400.

On December 22, 2015, the Company issued 56,000 shares to various non-related parties for services, recorded at the fair market value of the share price, in the amount of $15,680.

Shares of our common stock were issued at fair market value of the share price as set forth in the table below.

Date	Name	Shares	Fair Market Value	Dollar Amount
01/26/2015	Anil Bhalekar	10,000	1.00	10,000
01/26/2015	Askar Aryngazin	10,000	1.00	10,000
01/26/2015	Bonphysics Research	10,000	1.00	10,000
01/26/2015	Christian Corda	10,000	1.00	10,000
01/26/2015	Yun Yan	10,000	1.00	10,000
08/10/2015	Michael L. Harden	5,000	1.10	5,500
08/10/2015	Margaret M. Haberlin	5,000	1.10	5,500
08/10/2015	William G. Gaines	5,000	1.10	5,500
08/10/2015	Everett F. Jolly	20,000	1.10	22,000
09/12/2015	William George Gaines	7,500	0.75	5,625
09/14/2015	Scott Randall	5,000	0.75	3,750
09/17/2015	Shannon Wayne Hall	3,000	0.75	2,250
09/17/2015	M6 Limited	105,000	0.75	78,750
10/22/2015	Kyle Brinkman	10,000	0.31	3,100
10/22/2015	Brian Keith Buckley	1,000	0.31	3,100
11/30/2015	William George Gains	54,667	0.30	16,400
12/22/2015	Henry Weingarten	50,000	0.28	13,950
12/22/2015	Laura Gaines	6,000	0.28	1,680

During the twelve months ended December 31, 2016 the Company issued 442,726 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $80,736. Additional shares of our common stock were issued at fair market value of the share price as set forth in the table below.

Date	Name	Shares	Fair Market Value	Dollar Amount
3/18/16	Margaret M. Haberlin	18,000	0.16	2,880
4/1/16	William George Gains	250,000	0.15	37,500
4/6/16	Brian Keith Buckley	16,000	0.15	2,400
4/6/16	Laura Gains	6,000	0.15	900
8/23/16	Brian Keith Buckley	20,000	0.20	4,000
8/23/16	Simone Beghella-Bartoli	50,000	0.20	10,000
8/30/16	Margaret Haberlin	18,000	0.20	3,600
9/16/16	Laura Gaines	6,726	0.16	1,076
10/19/16	Sherri C. Stone	3,000	0.41	1,230
10/19/16	Brian K. Buckley	25,000	0.41	10,250
12/28/16	Brian K. Buckley	30,000	0.23	6,900

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

At December 31, 2015 there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding.

OPTIONS AND WARRANTS

In accordance with employment agreements, common stock options are issued annually to the officers of the Company. The number of shares is determined by the number of shares outstanding at the end of the year at a percentage per the employment agreements, as described below. The strike price is the fair value trading price as of the anniversary date of the employment agreements. The options are based on the number of shares outstanding of the Company at the year end, at an exercise price at market price at the employment agreements annual anniversary, July 25th As of December 31, 2016, the officers are entitled to 7,530 options, at an average exercise price of $0.4875. There is no expiration date to these options and only vest upon a change in control. The options were valued at $3,747, however no expense has been recognized with the associated options, as no options have vested or are considered by management to probable vest. The options were valued using the Black Scholes Method, using the following assumptions:

Weighted Average:	2016	2015
Risk-free interest rate	1.58%	2.33%
Expected lives (years)	10.0	10.0
Expected price volatility	293.78%	172.85%
Dividend rate	0.0%	0.0%
Forfeiture Rate	0.0%	0.0%

There are no other warrants or options outstanding to acquire any additional shares of common stock of the Company as of December 31, 2016.

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

Status of Any Publicly Announced New Product Or Service

In regard to the sale of telescopes, we have made several news releases and radio interviews. In addition we have presented all TEC technologies to investors’ conferences. For the other two divisions TEC-DNE and TEC-DFC the company contemplates no advertisement until the availability of production equipment. We have, however, published scientific papers on the new sciences underlying the Combustion and Nuclear Divisions.

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

Dependence On One Or A Few Customers

There are many potential customers for the pair of telescopes produced by the TEC-DOE division. Our marketing analysis has identified the potential customers in all individuals and associations interested in sky watching. For the other two technologies, we have not yet performed market analysis.

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

Results of Operations for the years ended December 31, 2016 and December 31, 2015.

Revenues.

Total Revenue. Total revenues for the year ended December 31, 2016 and 2015 were $13,511 and $-0- respectively. Revenues increased by approximately 100% due to the sale of telescopes.

Expenses.

Total Operating Expenses. Total operating expenses for the years ended December 31, 2016 and December 31, 2015 were $463,526 and $653,375, respectively. Total operating expenses consisted of research and development of $31,965 and $52,987, respectively; professional fees of $186,027 and $353,761, respectively; selling, general and administrative expenses of $231,214 and $246,627, respectively; and impairment expense of $14,320 and $0, respectively. Research and development expense decreased by approximately 40% due advances made during previous periods. Professional fees decreased by approximately 47% due to the decrease in shares issued for services. Impairment expense increased by 100% due to the initial impairment of patents & trademarks.

Other Expense: Total other expense for the years ended December 31, 2016 and 2015 was $10,646 and $7,111, respectively. Other expense consisted of interest expense of $10,646 and $7,111, respectively. Interest expense increased by approximately 50% due to increased borrowings for operations.

Financial Condition.

Total Assets. Total assets at December 31, 2016 and December 31, 2015 were $1,361 and $24,077, respectively. Total assets consist of cash of $961 and $12,822, respectively and intangible assets, net of accumulated amortization and impairment, of $400 and $11,255, respectively. Total assets decreased by approximately 94%. The main reason for the decrease is due to a decrease in cash of approximately 92% at December 31, 2016, and a decrease in intangible assets of approximately 96%. Intangible assets decreased primarily due to the Company’s impairment of patent and trademark.

Total Liabilities. Total liabilities at December 31, 2016 and December 31, 2015 were $1,419,251 and $1,062,042, respectively. Total liabilities consist of accounts payable of $0 and $2,437, respectively; accrued interest of $20,905 and $10,259, respectively; accrued salaries of $865,846 and $613,846, respectively; and note payable to related parties of $532,500 and $435,500, respectively. Total liabilities increased by approximately 34%. Accrued compensation, related parties increased by approximately 41% due to Dr. Ruggero Santilli and Ms. Carla Santilli not taking their annual salaries per their contracts. Notes payable, related party increased by approximately, 22% due to additional funds borrowed for operations. Accrued interest increased by approximately 104% due to increase borrowings for operations.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $460,661 for the year ended December 31, 2016 and $660,486 for the year ended December 31, 2015. The Company has accumulated losses totaling $2,362,935 at December 31, 2016. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our shareholders. At December 31, 2016 we had a working capital deficit of $1,417,890. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the years ended December 31, 2016 and 2015 were $105,196 and $197,240, respectively. Net cash used in operating activities includes our net loss, amortization, impairment, stock issued for services, accounts payable, accrued salaries and accrued interest.

Net cash used in investing activities for the years ended December 31, 2016 and 2015 were $3,665 and $10,655, respectively. Net cash used in investing activities includes legal expenses paid for patents.

Net cash provided by financing activities for the years ended December 31, 2016 and December 31, 2015 were $97,000 and $216,500, respectively. Net cash provided by financing activities includes proceeds from notes payable- related party of $97,000 and $216,500, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2016.

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

As of December 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of December 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The management, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud. A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met. Further, the design of control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company have been detected.

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

Item 9B. Other Information.

NONE

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The names and ages of our directors and executive officers as of December 31, 2016 are set forth below. Our Bylaws provide for not less than one and not more than seven directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
Dr. Ruggero M. Santilli (1)	81	Chief Executive Officer, Principal Executive Officer, Principal Accounting Officer, Director (1)
Mrs. Carla Santilli (2)	76	Treasurer, Secretary, Director (2)
Dr. Leong Ying	54	President, Chief Operating Officer
Margaret Haberlin-Currey	58	Chief Financial Officer

____________

(1) Dr. Ruggero M. Santilli will serve as a director until the next annual shareholder meeting.

(2) Mrs. Carla Santilli will serve as a director until the next annual shareholder meeting.

Dr. Ruggero M. Santilli, Chief Executive Officer and Director

Dr. Ruggero Maria Santilli is 81 years of age. In the last 5 years Dr. Santilli has served as the Chairman of the Board and Chief Executive Officer for Magnegas Corporation, a publicly traded entity from which he voluntarily resigned on May 30, 2013. Dr. Santilli was born and educated in Italy where he achieved his Ph.D., in mathematics and physics, as well as a chair in nuclear physics at the Avogadro Institute in Turin, Italy. In 1967 Santilli was invited by the University of Miami in Florida to conduct research for NASA and he moved with his family to the U.S.A. where he subsequently became a U.S. citizen. In 1968 he joined the faculty of Boston University, under partial support from the U.S. Air Force, where he taught physics and applied mathematics from prep courses to seminar post-PhD. courses. In 1975-1977 he went to MIT and from 1978 to 1983 he was a member of Harvard University faculty where he received five grants from the U. S. Department of Energy to study a generalization of quantum mechanics and chemistry needed for new clean energies and fuels. Since 1984 he has been the President of the Institute for Basic Research, originally located in a Victorian building inside Harvard University grounds and moved to Florida in 1990. Since his time at Harvard University he studied new clean energies and related chemistry. None of the aforementioned entities are a parent, subsidiary or affiliate of the Company. Dr. Santilli has not engaged in any related party transactions with the Company, except for loans made to the Company. During the years ended December 31, 2016 and 2015, Dr. Santilli and Mrs. Santilli loaned the company $97,000 and $216,500 for operations. There were no repayments of principal or interest during the years ended December 31, 2016 and 2015.

At December 31, 2016 and 2015 the demand notes accumulative balances were $532,500 and $435,500, respectively. Accrued interest at December 31, 2016 and 2015 was $20,905 and $10,259, respectively.

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

Mrs. Carla Santilli, Treasurer, Secretary and Director

Carla Santilli is 76 years of age, has been a Director of Magnegas Corporation since May 2007 and is the spouse of Dr. Santilli. Carla Santilli holds a Master Degree in Human Services Administration from the School of Social Work of Boston University. She held positions of Clinical Social Worker and Community Programs Coordinator for the State of Massachusetts. Since the late 1980's, Mrs. Santilli has been employed as the President and Chief Executive Officer of Hadronic Press, Inc, a physics and mathematics academic publishing company. In this capacity, Mrs. Santilli has directed the growth of this company from start-up to become one of the world's leading physics and mathematics publishing companies. Books and journals published by Hadronic Press can be found in all of the leading University libraries across the world. Mrs. Santilli has been involved in the private sector as grant administrator and public relations specialist in the fields of academic publishing and environmental sciences. None of the aforementioned entities are a parent, subsidiary or affiliate of the Company. Mrs. Santilli has not engaged in any related party transactions with the Company, except for loans made to the Company. During the years ended December 31, 2016 and 2015, Mrs. Santilli and Dr. Santilli loaned the company $97,000 and $216,500 for operations. There were no repayments of principal or interest during the years ended December 31, 2016 and 2015.

At December 31, 2016 and 2015 the demand notes accumulative balances were $532,500 and $435,500, respectively. Accrued interest at December 31, 2016 and 2015 was $20,905 and $10,259, respectively.

Mrs. Santilli is currently a Director of Magnegas Corporation.

Mrs. Santilli’s qualifications to serve on our board of directors include her thirty years of experience as President and Chief Executive Officer of Hadronic Press, Inc. and her experience in the environmental sciences field.

Dr. Leong Ying, President, Chief Operating Officer

Dr. Leong Ying is 54 years of age. From 2015 through the present, Dr. Ying has been employed as president for entities known as Klystar and Klytec. Klystar is a public charity organized pursuant to IRS Rule 501(c)(3). Dr. Ling’s duties with Klystar include promoting new science and religious philosophical teachings. Dr. Ling’s duties with Klytec include consulting on nuclear technologies and serving as a technical advisor to state regulators. From 2012 through 2015, Dr. Ling was employed as Global Sales Manager for an entity known as ThermoFisher. His duties at ThermoFisher included promotion to international markets of various nuclear products used in homeland security, energy, environmental matters and health matters. From 2008 through 2012, Dr. Ling was employed as Vice President of Business Development at an entity known as Princeton Gamma-Tech. His duties included supervision over various activities designed to promote the growth of business operations. None of the aforementioned entities are affiliated with the Company. There are no disclosures as to Dr. Ling regarding any legal matters, family relationships with Company personnel or transactions involving the Company. Dr. Ling is a graduate of Skelmersdale Sixth-Form College in the United Kingdom. Dr. Ling earned a B.S. degree in physics in 1983 and a Ph.D. degree in nuclear physics in 1987 from the University of Liverpool. In 1995 Dr. Ling was designated a Chartered Physicist by the Institute of Physics in the United Kingdom.

Margaret Haberlin-Currey, Chief Financial Officer

Margaret Haberlin-Currey is 58 years of age. In the last 5 years Ms. Haberlin-Currey has been an owner of Tax Stop Inc., a business engaged in tax preparation services, and BizBooks 4 U, an entity engaged in business publication sales. Ms. Haberlin-Currey also was previously employed by Burdines/Macy’s as a VP/General Manager and with Financial Federal Credit Union in Miami, Florida, where she served as Chief Executive Officer. Ms. Haberlin-Currey holds a Bachelor of Science degree from the University of Vermont. Ms. Haberlin-Currey has not engaged in any related party transactions with the Company.

Ms. Haberlin-Currey’s qualifications to serve as an executive officer and Chief Financial Officer for our Company include her status and experience in business, including her experience as CEO for a federal credit union.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of reports submitted to us during the fiscal year ended December 31, 2016, the following table sets forth the name of any such person that failed to file the required forms on a timely basis, including the number of late reports, the number of transactions not reported on a timely basis and any known failure to file a required form.

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

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2016, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan Compensation	Nonqualified deferred compensation earnings	All other Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Dr. Ruggero M. Santilli,	2014	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000
President, CEO (1)	2015	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000
	2016	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000

Mrs. Carla Santilli,	2014	72,000	-0-	-0-	-0-	-0-	-0-	-0-	72,000
Secretary, Treasurer (2)	2015	72,000	-0-	-0-	-0-	-0-	-0-	-0-	72,000
	2016	72,000	-0-	-0-	-0-	-0-	-0-	-0-	72,000

Dr. W. George Gaines (3)	2015	-0-	-0-	22,025	-0-	-0-	-0-	-0-	22,025
	2016	-0-	-0-	37,500	-0-	-0-	-0-	-0-	37,500

Margaret Haberlin-Currey	2015	-0-	-0-	5,500	-0-	-0-	-0-	-0-	5,500
	2016	-0-	-0-	6,480	-0-	-0-	-0-	-0-	6,480

Dr. Leong Ying	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

_____________

(1)	The Company has entered into employment contract with Dr. Santilli. The employment contract for Dr. Santilli provides for an annual base salary of $180,000 payable in weekly installments and annual stock option compensation equal to .01% of the issued and outstanding number of shares on July 25 each year at the average trading price of the company common stock on such date. Dr. Santilli has not received any compensation from the Company as of the date of this report and has agreed that all compensation due to him shall be accrued until such time as the Company generates sufficient income on a consistent basis to satisfy the obligations set forth in his agreement without jeopardizing the ongoing fiscal operations of the Company.

(2)	The Company has entered into a consulting agreement with Mrs. Santilli, at an annual rate of $60,000. Mrs. Santilli has not received any compensation from the Company as of the date of this report and has agreed that all compensation due to her shall be accrued until such time as the Company generates sufficient income on a consistent basis without jeopardizing the ongoing fiscal operations of the Company.

(3)	Dr. W. George Gaines submitted his resignation on February 24, 2016, effective as of that date.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)(2)	(h)
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total
Name and principal position (1)	($)	($)	($)	($)	($)	($)	($)
Dr. Ruggero M. Santilli, President, CEO (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mrs. Carla Santilli, Treasurer, Secretary (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

_____________

(1)	The Company has entered into employment contract with Dr. Santilli. The employment contract for Dr. Santilli provides for an annual base salary of $180,000 payable in weekly installments and annual stock option compensation equal to .01% of the issued and outstanding number of shares on July 25 each year at the average trading price of the company common stock on such date. Dr. Santilli has not received any compensation from the Company as of the date of this report and has agreed that all compensation due to him shall be accrued until such time as the Company generates sufficient income on a consistent basis to satisfy the obligations set forth in his agreement without jeopardizing the ongoing fiscal operations of the Company.

(2)	The Company has entered into a consulting agreement with Mrs. Santilli. Mrs. Santilli has not received any compensation from the Company as of the date of this report and has agreed that all compensation due to her shall be accrued until such time as the Company generates sufficient income on a consistent basis without jeopardizing the ongoing fiscal operations of the Company.

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

Compensation Committee Interlocks and Insider Participation.

As of December 31, 2016 our Board of Directors consisted of Dr. Ruggero M. Santilli and Mrs. Carla Santilli. At present, the Board of Directors has not established any committees.

Director Compensation.

There are currently no compensation arrangements in place for members of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2016, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

______________

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

The following table sets forth, as of December 31, 2016, the number of shares of our Series “A” Convertible Preferred Stock owned of record and beneficially by our executive officers, directors and persons who beneficially own more than 5% of such outstanding shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Hadronic Technologies Press, Inc. (1) 35246 US Highway 19 North, Suite #215 Palm Harbor, FL 34684	50,000,000	100%

_____________

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons.

ADVANCES, PAYABLES AND ACCRUALS

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the employment agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of December 31, 2016 and 2015 accrued expenses were $865,846 and $613,846, respectively.

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

During the years ended December 31, 2016 and 2015 our Chief Executive Officer, Dr. Ruggero M. Santilli and immediate family members have loaned the company $97,000 and $216,500 for operations. There were no repayments of principal or interest during the years ended December 31, 2016 and 2015.

At December 31, 2016 and 2015 the demand notes accumulative balances were $532,500 and $435,500, respectively. Accrued interest at December 31, 2016 and 2015 was $20,905 and $10,259, respectively.

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

On August 11, 2013 the Company issued 1,000,000 shares of common stock in exchange for assignment of non-monetary intangible assets. On October 10, 2013, the Company issued fifty million (50,000,000) shares of our Series “A” Convertible Preferred Stock (the “Preferred Stock”) to Hadronic Technologies Press, Inc. (“Hadronic”), a Florida corporation maintaining its principal place of business at 35246 US Highway 19 North, Suite #215, Palm Harbor, Florida 34684. Our Directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli each own fifty percent of the equity in Hadronic. The Series “A” Convertible Preferred Stock has 15 votes per share and is convertible into 10 shares of our common stock at the election of the shareholder. Preferred shares issued were valued at $500,000, based on the fair value of the common stock equivalents.

EMPLOYMENT CONTRACTS

The Company has employment contracts with its key employees, the controlling shareholders, who are officers and directors of the Company.

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

Given the nature of our Company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. The Board of Directors takes the position that management of a target business will establish:

•	Its own Board of Directors

•	Establish its own definition of “independent” as related to directors and nominees for directors,

•	Establish committees that will be suitable for its operations after the Company consummates a business combination

Item 14. Principal Accounting Fees and Services.

	2016	2015
Audit fees	15,000	19,100
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

		(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on July 21, 2011.	See Exhibit Key

		(3.2)	Amendment to Articles of Incorporation dated July 29, 2013	Filed herewith

		(3.3)	Amendment to Articles of Incorporation dated October 7, 2013	Filed herewith

		(3.4)	Bylaws filed with Form 10 Registration Statement on July 21, 2011.	See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings.		Note 3 to Financial Stmts.

	(14.0)	Code of Ethics		See Exhibit Key

	(31.1)	Certificate of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Chief Executive Officer And Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.2	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

14.0	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on January 17, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE
Principal Executive Officer, Principal Accounting Officer,
/s/ Dr. Ruggero M. Santilli	Chief Financial Officer, Chairman of the Board of Directors	April 14, 2017
Dr. Ruggero M. Santilli

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
Principal Executive Officer, Principal Accounting Officer,
/s/ Dr. Ruggero M. Santilli	Chief Financial Officer, Chairman of the Board of Directors	April 14, 2017
Dr. Ruggero M. Santilli

/s/ Carla Santilli	Director	April 14, 2017
Carla Santilli

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Thunder Energies Corporation

We have audited the accompanying balance sheet of Thunder Energies Corporation (the "Company") as of December 31, 2015, and the related statement of operations, changes in stockholders' deficit and cash flows for the year then ended. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations, changes in stockholders' deficit and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statement has been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statement, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statement does not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Thunder Energies Corporation:

We have audited the accompanying balance sheet of Thunder Energies Corporation (“the Company”) as of December 31, 2016 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Thunder Energies Corporation, as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC
Lakewood, CO
April 14, 2017

THUNDER ENERGIES CORPORATION Balance Sheets

	December 31,	December 31,
	2016	2015

ASSETS
Current Assets
Cash	$961	$12,822
Total Current Assets	961	12,822

Non-current assets
Intangible assets, net of accumulated amortization and impairment of $14,920 and $400, respectively	400	11,255
Total non-current assets	400	11,255

TOTAL ASSETS	$1,361	$24,077

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ ---	$2,437
Accrued interest	20,905	10,259
Accrued compensation, related parties	865,846	613,846
Note payable, related parties	532,500	435,500
Total Current Liabilities	1,419,251	1,062,042

TOTAL LIABILITIES	1,419,251	1,062,042

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Preferred stock: $0.001 par value, 750,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: $0.001 par value 900,000,000 authorized; 17,136,743 and 16,694,017 shares issued and outstanding, respectively	17,137	16,694
Additional paid in capital	877,908	797,615
Accumulated deficit	(2,362,935)	(1,902,274)
Total Stockholders' Deficit	(1,417,890)	(1,037,965)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,361	$24,077

See notes to financial statements

THUNDER ENERGIES CORPORATION Statements of Operations

	Year Ended December 31,
	2016	2015

REVENUE	$13,511	$	---

OPERATING EXPENSES
Research and development	31,965		52,987
Professional fees	186,027		353,761
Selling, general and administrative expenses	231,214		246,627
Impairment expense	14,320
Total operating expenses	463,526		653,375

Net loss from operations	(450,015)		(653,375)

Other income (expense)
Interest expense	(10,646)		(7,111)
Net loss before income taxes	(460,661)		(660,486)

Income taxes	---		---

Net loss	$(460,661)		$(660,486)

Basic and diluted loss per share	$(0.03)		$(0.04)

Weighted average number of shares outstanding	16,950,902		16,469,942

See notes to financial statements

THUNDER ENERGIES CORPORATION
Statement of Changes in Stockholders’ Deficit
For the Years Ended December 31, 2016 and 2015

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	50,000,000	$50,000	16,366,850	$16,367	$583,577	$(1,241,788)	$(591,844)

Issued common stock for services	---	---	327,167	327	214,038	---	214,365

Net loss	---	---	---	---	---	(660,486)	(660,486)

Balance, December 31, 2015	50,000,000	$50,000	16,694,017	$16,694	$797,615	$(1,902,274)	$(1,037,965)

Issued common stock for services	---	---	442,726	444	80,293	---	80,737

Net loss	---	---	---	---	---	(460,661)	(460,661)

Balance, December 31, 2016	50,000,000	$50,000	17,136,743	$17,137	$877,908	$(2,362,935)	$(1,417,890)

See notes to financial statements

THUNDER ENERGIES CORPORATION Statements of Cash Flows

	December 31,
	2016		2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(460,661)		$(660,486)
Adjustment to reconcile net loss to net cash used in operations:
Amortization		200		200
Impairment expense		14,320		---
Stock based compensation		80,736		214,365
Changes in assets and liabilities:
Increase (decrease) in operating liabilities:
Accounts payable		(2,437)		(10,428)
Accrued interest		10,646		7,111
Accrued expenses, related parties		252,000		252,000
Net Cash used in operating activities		(105,196)		(197,240)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment made for patent		(3,665)		(10,655)
Net Cash used in investing activities		(3,665)		(10,655)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans		97,000		216,500
Net Cash provided by financing activates		97,000		216,500

Net increase in cash		(11,861)		8,605

Cash
Beginning of period		12,822		4,217
End of period		$961		$12,822

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

See notes to financial statements.

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2016 and 2015

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

NOTE 2 – GOING CONCERN

For the fiscal years ended December 31, 2016 and 2015, the Company had net losses of $460,661 and $660,486 and negative cash flows from operating activities of $105,196 and $197,240, respectively. As of December 31, 2016, the Company had a working capital deficit of $1,417,890. The Company has generated $13,511 in revenues to date.

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

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2016 and 2015

(continued)

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash totaled $961 at December 31, 2016 and $12,822 at December 31, 2015. The Company had no cash equivalents as of December 31, 2016 and 2015.

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

REVENUE RECOGNITION

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

o	persuasive evidence of an arrangement exists

o	the product has been shipped or the services have been rendered to the customer

o	the sales price is fixed or determinable

o	collectability is reasonably assured.

The Company’s revenue is primarily generated through the sale of the Galileo and Santilli telescopes.

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes financial instruments, including cash, accounts payable, accrued expenses and notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2016 and 2015

(continued)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized on a straight-line method on the basis of a useful life of 5 to 17 years. The balance at December 31, 2016 and December 31, 2015 was $400 and $11,255, respectively.

December 31, 2016	Gross Carrying Value	Accumulated Amortization and Impairment
Intellectual property	$1,000	$600
Patents	14,320	14,320

December 31, 2015	Gross Carrying Value	Accumulated Amortization
Intellectual property	$1,000	$400
Patents	10,655	---

IMPAIRMENT OF LONG- LIVED ASSETS

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under FASB ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-0 through 15-5, Impairment or Disposal of Long- Lived Assets. The Company recognized impairment loss for patents of 14,320 and $0 for the years ended December 31, 2016 and 2015, respectively.

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

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2016 and 2015

(continued)

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $31,965 and $52,987 for the years ended December 31, 2016 and 2015, respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2016 or December 31, 2015.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2016 and 2015. As of December 31, 2016 and 2015, the common stock equivalents have not been included as they are anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Year Ended December 31,
	2016	2015
Options to purchase shares of common stock	7,530	4,959
Series A convertible preferred stock	50,000,000	50,000,000
Total potentially dilutive shares	50,007,530	50,004,959

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

Share-based expense for the years ended December 31, 2016 and 2015 was $80,736 and $214,365, respectively.

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2016 and 2015

(continued)

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of December 31, 2016 and 2015.

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

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2016 and 2015

(continued)

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

The Company has capitalized the legal expenses associated with filing applications with the United States Patent and Trademark Office. At December 31, 2016, the Company has capitalized $14,320. The Company has recorded $14,320 of impairment loss for the patent application process as of December 31, 2016.

The Company recognized amortization expense of $200 for the year ending December 31, 2016 and 2015. The Company has accumulated amortization of $600 as of December 31, 2016.

NOTE 5 – INCOME TAXES

At December 31, 2016, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $2,363,000 that may be offset against future taxable income through 2033 No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

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

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

For the Year Ended December 31,	2016		2015
Tax expense (benefit) at the statutory rate		$(157,000)		$(225,000)
State income taxes, net of federal income tax benefit		(17,000)		(24,000)
Change in valuation allowance		174,000		249,000
Total	$	---	$	---

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2016 and 2015

(continued)

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

For the year ended December 31, 2016 and for the year ended December 31, 2015, the Company has net operating losses from operations. The carry forwards expire through the year 2033. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of December 31, 2016 and December 31, 2015 is as follows:

	December 31, 2016		December 31, 2015
Deferred tax assets		$888,000		$715,000
Valuation allowance		(888,000)		(715,000)
Net deferred tax asset	$	---	$	---

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the period from inception ended December 31, 2013 through the year ended December 31, 2015. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the period from inception ended December 31, 2013 through the year ended December 31, 2015.

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

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2016 and 2015

(continued)

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

On August 23, 2016 the Company issued 70,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $14,000.

On August 30, 2016 the Company issued 18,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $3,600.

On September 16, 2016 the Company issued 6,726 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $1,076.

On October 19, 2016 the Company issued 28,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $11,480.

On December 28, 2016 the Company issued 30,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $6,900.

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

At December 31, 2016 and 2015 there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2016 and 2015

(continued)

OPTIONS AND WARRANTS

In accordance with employment agreements, common stock options are issued annually to the officers of the Company. The number of shares is determined by the number of shares outstanding at the end of the year at a percentage per the employment agreements, as described below. The strike price is the fair value trading price as of the anniversary date of the employment agreements. The options are based on the number of shares outstanding of the Company at the year end, at an exercise price at market price at the employment agreements annual anniversary, July 25th. As of December 31, 2016 the officers are entitled to 7,530 options, at an average exercise price of $0.4875. There is no expiration date to these options and only vest upon a change in control. The options were valued at $3,747, however no expense has been recognized with the associated options, as no options have vested or are considered by management to probable vest. The options were valued using the Black Scholes Method, using the following assumptions:

Weighted Average:	2016	2015
Risk-free interest rate	1.58%	2.33%
Expected lives (years)	10.0	10.0
Expected price volatility	293.78%	172.85%
Dividend rate	0.0%	0.0%
Forfeiture Rate	0.0%	0.0%

There are no other warrants or options outstanding to acquire any additional shares of common stock of the Company as of December 31, 2016.

NOTE 7 – RELATED PARTY TRANSACTIONS

ADVANCES, PAYABLES AND ACCRUALS

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the employment agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of December 31, 2016 and 2015 accrued expenses were $865,846 and $613,846, respectively.

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

During the years ended December 31, 2016 and 2015 our Chief Executive Officer, Dr. Ruggero M. Santilli and immediate family members have loaned the company $97,000 and $216,500 for operations. There were no repayments of principal or interest during the years ended December 31, 2016 and 2015.

At December 31, 2016 and 2015 the demand notes accumulative balances were $532,500 and $435,500, respectively. Accrued interest at December 31, 2016 and 2015 was $20,905 and $10,259, respectively.

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

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2016 and 2015

(continued)

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

