Form 10-Q
period 2017-03-31
Thunder Energies Corp
filed 2017-05-15
CIK 1524872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” and “emergin growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller company)	Smaller reporting company	☒
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒.

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 10, 2017 was 17,548,743.

Part I. Financial Information

Item 1. Financial Statements.

THUNDER ENERGIES CORPORATION
Condensed Balance Sheets

	March 31,	December 31,
	2017	2016

ASSETS
Current Assets
Cash	$49,034	$961
Total Current Assets	49,034	961

Non-current assets
Intangible assets, net of accumulated amortization and impairment of $14,970 and $14,920, respectively	350	400
Total non-current assets	350	400

TOTAL ASSETS	$49,384	$1,361

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued interest	$24,047	$20,905
Accrued compensation, related parties	928,846	865,846
Convertible note payable, net of discount of $47,994 and $0, respectively	5,006	---
Derivative liability	94,601	---
Note payable, related parties	558,000	532,500
Total Current Liabilities	1,610,500	1,419,251

TOTAL LIABILITIES	1,610,500	1,419,251

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Preferred stock: $0.001 par value, 750,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: $0.001 par value 900,000,000 authorized; 17,398,743 and 17,136,743 shares issued and outstanding, respectively	17,399	17,137
Additional paid in capital	895,545	877,908
Accumulated deficit	(2,524,060)	(2,362,935)
Total Stockholders' Deficit	(1,561,116)	(1,417,890)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$49,384	$1,361

See notes to financial statements

THUNDER ENERGIES CORPORATION Condensed Statements of Operations

	For the Three Months Ended March 31,
	2017		2016

REVENUE	$	---	$11,940

OPERATING EXPENSES
Research and development		9,786	14,768
Professional fees		87,060	21,595
Selling, general and administrative expenses		56,131	58,624
Total operating expenses		152,977	94,987

Net loss from operations		(152,977)	(83,047)

Other income (expense)
Interest expense		(3,142)	(2,413)
Interest expense related to derivative liability		(5,006)	---
Net loss before income taxes		(161,125)	(85,460)

Income taxes		---	---

Net loss		$(161,125)	$(85,460)

Basic and diluted loss per share		$(0.01)	$(0.01)

Weighted average number of shares outstanding		17,366,065	16,969,588

See notes to financial statements

THUNDER ENERGIES CORPORATION Condensed Statements of Cash Flows

	For the Three Months Ended March 31,
	2017		2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(161,125)		$(85,460)
Adjustment to reconcile net loss to net cash used in in operations:
Amortization		50		50
Initial fair value of derivative convertible note included as interest		5,006		---
Stock based compensation		59,500		2,880
Changes in assets and liabilities:
Increase (decrease) in operating liabilities:
Accounts payable		---		(2,198)
Accrued interest		3,142		2,413
Accrued expenses, related parties		63,000		63,000
Net Cash used in operating activities		(30,427)		(19,315)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment made for patent		---		(925)
Net Cash used in investing activities		---		(925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans		25,500		21,000
Proceeds from notes payable		53,000
Net Cash provided by financing activates		78,500		21,000

Net increase in cash		48,073		760

Cash
Beginning of period		961		12,822
End of period		$49,034		$13,582

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

Non-cash transactions:
Derivative convertible liability recorded		$94,601	$	---

See notes to financial statements.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2017

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANICAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statements included in the Form 10K/A as of December 31, 2016 and filed with the Securities and Exchange Commission on April 14, 2017.

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

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2017

(Unaudited)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $49,034 at March 31, 2017 and $961 at December 31, 2016.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2017

(Unaudited)

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized on a straight-line method on the basis of a useful life of 5 to 17 years. The balance at March 31, 2017 and December 31, 2016 was $350 and $400, respectively.

March 31, 2017	Gross Carrying Value	Accumulated Amortization
Intellectual property	$1,000	$650
Patents	14,320	14,320

December 31, 2016	Gross Carrying Value	Accumulated Amortization
Intellectual property	$1,000	$600
Patents	14,320	14,320

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

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $9,786 and $14,768 for the three months ended March 31, 2017 and 2016; respectively.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2017

(Unaudited)

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2017 or December 31, 2016.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2017. As of March 31, 2017, the common stock equivalents have not been included as they are anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Three months ended March 31,
	2017	2016
Options to purchase shares of common stock*	7,530	4,959
Series A convertible preferred stock**	50,000,000	50,000,000
Total potentially dilutive shares	50,007,530	50,004,959

________

* Options to purchase shares are calculated in accordance with employment agreements.

**-Total potentially dilutive shares reflects a 10 for 1 conversion into common shares per its designation.

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

Share-based expense for the three months ended March 31, 2017 and 2016 was $59,500 and $2,880 respectively.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of March 31, 2017 and December 31, 2016.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2017

(Unaudited)

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

The Company has capitalized the legal expenses associated with filing applications with the United States Patent and Trademark Office. At March 31, 2017, the Company has capitalized $14,320. The Company has recorded $14,320 of impairment loss for the patent application process as of December 31, 2017.

The Company recognized amortization expense of $50 for the three months ended March 31, 2017 and 2016. The Company has accumulated amortization of $650 as of March 31, 2017.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2017

(Unaudited)

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On March 14, 2017, The Company executed a convertible promissory note with Power Up Lending Group, Ltd. The note carries a principal balance of $53,000 together with an interest rate of eight percent (8%) per annum and a maturity date of December 30, 2017. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid.

The holder shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this note, to convert all or any part of the outstanding and unpaid principal amount into Common Stock. The conversion shall equal sixty-one percent (61%) of the average of the lowest two (2) trading prices for the Common Stock during the twelve-day trading period ending on the latest complete trading day prior to the conversion date, representing a discount rate of thirty-nine percent (39%).

The Company accounts for this beneficial conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The beneficial conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At March 31, 2017, the fair value of beneficial conversion feature was $94,601.

The Company recorded the fair value of beneficial conversion feature as debt discount. For the 3 months ended March 31, 2017 the total interest expense recorded was $5,006, resulting in a debt discount balance of $47,994.

Convertible Notes payable consisted of the following as of March 31, 2017:

	March 31, 2017	December 31, 2016
Power Up Lending Group, Ltd., a non-related party convertible promissory note:	$53,000	$-0-
Debt discount	(47,994)
Convertible notes payable net of debt discount	$5,006	$-0-

Accrued interest	197	-0-

Current portion of convertible note payable and interest	$5,203	$-0-

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

For the period ending March 31, 2017

(Unaudited)

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

On January 3, 2017 the Company issued 150,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $31,500.

On January 4, 2017 the Company issued 40,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $8,800.

On January 9, 2017 the Company issued 3,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $690.

On January 10, 2017 the Company issued 5,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $1,250.

On January 24, 2017 the Company issued 8,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $2,080.

On January 27, 2017 the Company issued 36,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $10,800.

On February 13, 2017 the Company issued 10,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $2,100.

On March 6, 2017 the Company issued 10,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $3,000.

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

For the period ending March 31, 2017

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

At March 31, 2017 and December 31, 2016 there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

OPTIONS AND WARRANTS

In accordance with employment agreements, common stock options are issued annually to the officers of the Company. The number of shares is determined by the number of shares outstanding at the end of the year at a percentage per the employment agreements, as described below. The strike price is the fair value trading price as of the anniversary date of the employment agreements. The options are based on the number of shares outstanding of the Company at the year end, at an exercise price at market price at the employment agreements annual anniversary, July 25th. As of March 31, 2017 the officers are entitled to 7,530 options, at an average exercise price of $0.4875. There is no expiration date to these options and only vest upon a change in control. The options were valued at $3,747, however no expense has been recognized with the associated options, as no options have vested or are considered by management to probable vest. The options were valued using the Black Scholes Method, using the following assumptions:

Weighted Average:
Risk-free interest rate	1.58%
Expected lives (years)	10.0
Expected price volatility	293.78%
Dividend rate	0.0%
Forfeiture Rate	0.0%

There are no other warrants or options outstanding to acquire any additional shares of common stock of the Company as of March 31, 2017.

NOTE 7 – RELATED PARTY TRANSACTIONS

ADVANCES, PAYABLES AND ACCRUALS

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the employment agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of March 31, 2017 and December 31, 2016 accrued expenses were $928,846 and $865,846, respectively.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2017

(Unaudited)

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

During the three months ended March 31, 2017, our Chief Executive Officer, Dr. Ruggero M. Santilli and immediate family members have loaned the company $25,500 for operations.

At March 31, 2017 and December 31, 2016 demand notes accumulative balances were $558,000 and $532,500, respectively. Accrued interest at March 31, 2017 and December 31, 2016 was $23,849 and $20,905, respectively.

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

NOTE 8 – SUBSEQUENT EVENTS

On April 12, 2017 the Company issued 150,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $22,500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Energies Corporation for the period ended March 31, 2017 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Operations for the three months ended March 31, 2017 and 2016.

Revenues.

Total Revenue. Total revenues for the three months ended March 31, 2017 and 2016 were $0 and $11,940 respectively.

Expenses.

Total Expenses. Total operating expenses for the three months ended March 31, 2017 and 2016 were $152,977 and $94,987, respectively. Total operating expenses consisted of research and development of $9,786 and $14,768, respectively; professional fees of $87,060 and $21,595, respectively and selling, general and administrative expenses of $56,131 and $58,624, respectively. Research and development decreased by approximately 34% due to a reduction in materials purchased. Professional fees increased by approximately 303% due to the increase in shares issued for services.

Other income (expense). Total other income and expense for the three months ended March 31, 2017 and 2016 were $8,148 and $2,413, respectively. Total other income and expense consisted of interest expense of $3,142 and $2,413, respectively and interest expense related to derivative liability of $5,006 and $0, respectively. Interest expense increased by approximately 30% due to increased borrowings for operations. Interest expense related to derivative liability increased by approximately 100% due to the execution of a convertible note payable.

Financial Condition.

Total Assets. Total assets at March 31, 2017 and December 31, 2016 were $49,384 and $1,361, respectively. Total assets consist of cash of $49,034 and $961, respectively and intangible assets, net of accumulated amortization, of $350 and $400, respectively.

Total Liabilities. Total liabilities at March 31, 2017 and December 31, 2016 were $1,610,500 and $1,419,251, respectively. Total liabilities consist of accrued interest of $24,047 and $20,905, respectively; accrued salaries of $928,846 and $865,846, respectively; note payable to related parties of $558,000 and $532,500, respectively; convertible note payable, net of discount, of $5,006 and $0, respectively and derivative liability of $94,601 and $0, respectively. Convertible note payable increased by approximately 100% due to increased borrowings for operations. Derivative liability increased by approximately 100% as a result of the convertible note payables conversion feature. Accrued interest increased by approximately 15% due to additional funds borrowed for operations.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $161,125 for the three months ended March 31, 2017 and $85,460 for the three months ended March 31, 2016. The Company has accumulated losses totaling $2,524,060 at March 31, 2017. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due. At March 31, 2017 we had a working capital deficit of $1,561,116. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the three months ended March 31, 2017 and 2016 were $30,427 and $19,315, respectively. Net cash used in operating activities includes our net loss, amortization, stock issued for services, accounts payable, accrued salaries and accrued interest.

Net cash used in investing activities for the three months ended March 31, 2017 and 2016 were $0 and $925 respectively. Net cash used in investing activities includes legal expenses paid for patents.

Net cash provided by financing activities for the three months ended March 31, 2017 and 2016 were $78,500 and $21,000, respectively. Net cash provided by financing activities includes proceeds from notes payable- related party and convertible note payable.

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

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2017.

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

With respect to the period ending March 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2017, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2016 Annual Report on Form 10-K.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending March 31, 2017, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

During the three months ended March 31, 2017, the Company issued 262,000 shares to a non-related parties for services, recorded at the fair market value of the share price, in the amount of $59,500. Additional shares of our common stock were issued at fair market value of the share price as set forth in the table below.

Date	Name	Shares	Fair Market Value	Amount
01/03/2017	Leon Ying	150,000	0.21	31,500.00
01/04/2017	RedPointe Solutions	40,000	0.22	8,800.00
01/09/2017	Michael D. Rodriguez	3,000	0.23	690.00
01/10/2017	Lawrence Quick	5,000	0.25	1,250.00
01/24/2017	Dawn Marie Hickman	3,000	0.26	780.00
01/24/2017	Donald James Consolver	5,000	0.26	1,300.00
01/27/2017	Margaret Haberlin	36,000	0.28	10,080.00
02/13/2017	Bhalekar Anil Achyut	10,000	0.21	2,100.00
03/06/2017	JGR Capital	10,000	0.3	3,000.00

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

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer,	May 15, 2017
Dr. Ruggero M. Santilli	Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors

