Form 10-Q
period 2017-09-30
Thunder Energies Corp
filed 2017-11-14
CIK 1524872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definition of "accelerated filer,” “large accelerated filer," “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 10, 2017 was 17,078,743.

Part I. Financial Information

Item 1. Financial Statements.

THUNDER ENERGIES CORPORATION Condensed Balance Sheets

	September 30,	December 31,
	2017	2016

ASSETS
Current Assets
Cash	$36,540	$961
Total Current Assets	36,540	961

Non-current assets
Intangible assets, net of accumulated amortization and impairment of $15,070 and $14,920, respectively	250	400
Total non-current assets	250	400

TOTAL ASSETS	$36,790	$1,361

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$450	$ ---
Deposits	170,012	---
Accrued interest	29,728	20,905
Accrued compensation, related parties	63,000	865,846
Note payable, related parties	522,000	532,500
Total Current Liabilities	785,190	1,419,251

TOTAL LIABILITIES	785,190	1,419,251

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Preferred stock: $0.001 par value, 750,000,000 authorized;
50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: $0.001 par value 900,000,000 authorized;
42,519,708 and 17,136,743 shares issued and outstanding, respectively	42,520	17,137
Additional paid in capital	2,043,885	877,908
Accumulated deficit	(2,884,805)	(2,362,935)
Total Stockholders' Deficit	(748,400)	(1,417,890)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$36,790	$1,361

See notes to condensed financial statements

THUNDER ENERGIES CORPORATION Condensed Statements of Operations (Unaudited)

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2017		2016		2017		2016

REVENUE	$	---	$	---	$	---	$12,610

OPERATING EXPENSES
Research and development		45,229		6,507		70,810	31,845
Professional fees		55,775		42,389		238,172	141,643
Selling, general and administrative expenses		51,881		57,610		181,040	171,521
Total operating expenses		152,885		106,506		490,022	345,009

Net loss from operations		(152,885)		(106,506)		(490,022)	(332,399)

Other income (expense)
Interest expense		(24,654)		(2,764)		(31,848)	(7,752)
Interest expense related to derivative liability		31,000		---		---	---
Change in derivative		118,698		---		---	---
Net loss before income taxes		(27,041)		(109,270)		(521,870)	(340,151)

Income taxes		---		---		---	---

Net loss		$(27,041)		$(109,270)		$(521,870)	$(340,151)

Basic and diluted loss per share		$(0.00)		$(0.01)		$(0.02)	$(0.02)

Weighted average number of
shares outstanding		36,487,737		17,020,019		25,218,938	16,889,251

See notes to condensed financial statements

THUNDER ENERGIES CORPORATION Condensed Statements of Cash Flows

	For the Nine Months Ended September 30,
	2017		2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(521,870)		$(340,151)
Adjustment to reconcile net loss to net cash used in in operations:
Amortization		150		150
Stock based compensation		1,111,360		62,356
Changes in assets and liabilities:
Increase (decrease) in operating liabilities:
Accounts payable		450		(2,101)
Deposits		170,012		---
Accrued interest		8,823		7,752
Accrued expenses, related parties		(802,846)		189,000
Net Cash used in operating activities		(33,921)		(82,994)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment made for patent		---		(3,665)
Net Cash used in investing activities		---		(3,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans		29,500		81,500
Principal payments on shareholder loans		(40,000)		---
Proceeds from sale of stock		80,000		---
Net Cash provided by financing activates		69,500		81,500

Net increase in cash		35,579		(5,159)

Cash
Beginning of period		961		12,822
End of period		$36,540		$7,663

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

See notes to condensed financial statements.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2017

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

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2017

(Unaudited)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $36,540 at September 30, 2017 and $961 at December 31, 2016. During the period ending June 30, 2017 the Company experienced fraudulent checks written against the corporation bank account totaling $14,200. The bank investigated the fraudulent activity and reimbursed the Company $14,200 during the period

CASH FLOWS REPORTING

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

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2017

(Unaudited)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized on a straight-line method on the basis of a useful life of 5 to 17 years. The balance at September 30, 2017 and December 31, 2016 was $250 and $400, respectively.

September 30, 2017	Gross Carrying Value	Accumulated Amortization
Intellectual property	$1,000	$750
Patents	14,320	14,320

December 31, 2016	Gross Carrying Value	Accumulated Amortization
Intellectual property	$1,000	$600
Patents	14,320	14,320

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

The Company had zero revenues for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2016 the Company recognized revenues of $0 and $12,610; respectively. The Galileo and Santilli telescopes made up 100% of the sales for the three and nine months ended September 30, 2016.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2017

(Unaudited)

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $45,229 and $6,507 for the three months ended September 30, 2017 and 2016; respectively. We spent $70,810 and $31,845 for the nine months ended September 30, 2017 and 2016, respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2017 or December 31, 2016.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2017. As of September 30, 2017, the common stock equivalents have not been included as they are anti-dilutive.

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

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2017

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

Share-based expense for the nine months ended September 30, 2017 and 2016 was $1,111,360 and $62,356 respectively.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of September 30, 2017 and December 31, 2016.

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

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2017

(Unaudited)

The Company recorded the property and intangibles (7 reactors, intellectual property rights to develop the technology, and website) as an intangible asset. The valuation of the properties was the par value of the stock received in exchange for the rights and assets.

The Company has capitalized the legal expenses associated with filing applications with the United States Patent and Trademark Office. At September 30, 2017, the Company has capitalized $14,320. The Company has recorded $14,320 of impairment loss for the patent application process as of December 31, 2016.

The Company recognized amortization expense of $150 for the nine months ended September 30, 2017 and 2016. The Company has accumulated amortization of $750 as of September 30, 2017.

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

On September 8, 2017 the Company tendered the sum of $76,025 to Power Up to pay-off and cancel the principal and interest on the note. For the nine months ended September 30, 2017 the total interest expense recorded was $23,025.

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

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2017

(Unaudited)

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

On July 7, 2017 the Company issued 120,196 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $8,413.

On July 14, 2017 the Company issued 150,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $13,350.

On September 7, 2017 the Company sold 8,000,000 restricted shares to non-related parties for cash proceeds in the amount of $80,000.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2017

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

At September 30, 2017 and December 31, 2016 there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

OPTIONS AND WARRANTS

In accordance with employment agreements, common stock options are issued annually to the officers of the Company. The number of shares is determined by the number of shares outstanding at the end of the year at a percentage per the employment agreements, as described below. The strike price is the fair value trading price as of the anniversary date of the employment agreements. The options are based on the number of shares outstanding of the Company at the year end, at an exercise price at market price at the employment agreements annual anniversary, July 25th. As of September 30, 2017 the officers are entitled to 7,530 options, at an average exercise price of $0.4875. There is no expiration date to these options and only vest upon a change in control. The options were valued at $3,747, however no expense has been recognized with the associated options, as no options have vested or are considered by management to probable vest. The options were valued using the Black Scholes Method, using the following assumptions:

Weighted Average:
Risk-free interest rate	1.58%
Expected lives (years)	10.0
Expected price volatility	293.78%
Dividend rate	0.0%
Forfeiture Rate	0.0%

There are no other warrants or options outstanding to acquire any additional shares of common stock of the Company as of September 30, 2017.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2017

(Unaudited)

NOTE 7– RELATED PARTY TRANSACTIONS

ADVANCES, PAYABLES AND ACCRUALS

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the employment agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). On June 8, 2017 the Company issued 16,530,769 shares to related parties for conversion of accrued compensation of $991,846, recorded at the fair market value of the share price. As of September 30, 2017 and December 31, 2016 accrued expenses were $63,000 and $865,846, respectively.

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

During the nine months ended September 30, 2017, our Chief Executive Officer, Dr. Ruggero M. Santilli and immediate family members have loaned the company $29,500 for operations. During the period ending September 30, 2017 the Company had made $40,000 in principal payments on the demand note.

At September 30, 2017 and December 31, 2016 demand notes accumulative balances were $522,000 and $532,500, respectively. Accrued interest at September 30, 2017 and December 31, 2016 was $29,728 and $20,905, respectively.

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

During the nine months ended September 30, 2017, Dr. Santilli has accrued $135,000 in management fees per his employment contract. As noted above under Advances, Payables and Accruals, the Company converted $708,461 of accrued management fees into 11,807,692 shares of common stock. As of September 30, 2017 the accrued management fees for Dr. Santilli were $45,000.

During the nine months ended September 30, 2017, Carla Santilli has accrued $54,000 in consulting fees per her consulting contract. As noted above under Advances, Payable and Accruals, the Company converted $283,385 of accrued consulting fees into 4,723,077 shares of common stock. As of September 30, 2017 the accrued consulting fees for Carla Santilli were $18,000.

EQUITY TRANSACTIONS

On June 8, 2017 the Company issued 16,530,769 shares to related parties for conversion of accrued compensation of $991,846, recorded at the fair market value of the share price.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2017

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On June 2, 2017 the Company received a down payment of $120,067 for the construction and delivery of a Directional Neutron Source Model TEC-DNS-05. The total contract amount is $194,481.

On September 8, 2017 the Company received additional payment of $49,945 for the construction and delivery of the Directional Neutron Source Model TEC-DNS-05.

The balance of $24,469 is due on delivery. Delivery is schedule for six (6) months from the date of deposit which was June 2, 2017.

NOTE 9– SUBSEQUENT EVENTS

On October 6, 2017 the Company issued 150,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $15,000.

On October 9, 2017 the Company issued 50,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $5,500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Energies Corporation for the period ended September 30, 2017 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Operations for the three months ended September 30, 2017 and 2016.

Revenues.

Total Revenue. The Company did not have any revenues for the three months ended September 30, 2017. Total revenues for the three months ended September 30, 2017 and 2016 were $0 and $0 respectively.

Expenses.

Total Expenses. Total operating expenses for the three months ended September 30, 2017 and 2016 were $152,885 and $106,506, respectively. Total operating expenses consisted of research and development of $45,229 and $6,507, respectively; professional fees of $55,775 and $42,389, respectively and selling, general and administrative expenses of $51,881 and $57,610, respectively. Research and development increase by approximately 595% due to an increase in materials purchased. Professional fees increased by approximately 31% due to the increase in shares issued for services. Selling, general and administrative expenses increased by approximately 10% due to operations.

Other income (expense). Total other income and expense for the three months ended September 30, 2017 and 2016 were $125,844 and ($2,764), respectively. Total other income and expense consisted of interest expense of ($24,654) and ($2,764), respectively; interest expense related to derivative liability of $31,800 and $0, respectively and change in derivative of $118,698 and $0, respectively. Interest expense increased by approximately 791% due to interest paid on convertible note payable. Interest expense related to derivative liability decreased by approximately 100% due to paying off the convertible note payable. Change in derivative liability decreased by approximately 100% due to paying off the convertible note payable.

Results of Operations for the nine months ended September 30, 2017 and 2016.

Revenues.

Total Revenue. Total revenues for the nine months ended September 30, 2017 and 2016 were $0 and $12,610 respectively. The Company did not have any revenues for the nine months ended September 30, 2017.

Expenses.

Total Expenses. Total operating expenses for the nine months ended September 30, 2017 and 2016 were $490,022 and $345,009, respectively. Total operating expenses consisted of research and development of $70,810 and $31,845, respectively; professional fees of $238,172 and $141,643, respectively and selling, general and administrative expenses of $181,040 and $171,521, respectively. Research and development increased by approximately 122% due to the increase in materials purchased. Professional fees increased by approximately 68% due to the increase in shares issued for services. Selling, general and administrative expenses increased by approximately 6%. The increase was due to operations.

Other income (expense). Total other income and expense for the nine months ended September 30, 2017 and 2016 were ($31,848) and ($7,752), respectively. Total other income and expense consisted of interest expense of ($31,848) and ($7,752), respectively. Interest expense increased by approximately 310 due to interest expense associated with the convertible note payable. The convertible note payable was paid in full on September 8, 2017.

Financial Condition.

Total Assets. Total assets at September 30, 2017 and December 31, 2016 were $36,790 and $1,361, respectively. Total assets consist of cash of $36,540 and $961, respectively and intangible assets, net of accumulated amortization, of $250 and $400, respectively.

Total Liabilities. Total liabilities at September 30, 2017 and December 31, 2016 were $785,190 and $1,419,251, respectively. Total liabilities consist of accounts payable of $450 and $0, respectively; deposits of $170,012 and $0, respectively; accrued interest of $29,728 and $20,905, respectively; accrued salaries of $63,000 and $865,846, respectively; note payable to related parties of $522,000 and $532,500, respectively. Accounts payable increased by approximately 100% due to operations. Deposits increased by 100% due to the down payment for the sale of a Directional Neutron Source on June 2, 2017 and additional funds paid on September 8, 2017. The equipment is expected to be delivered in six (6) months and the balance will be due on delivery. The total contract amount is $194,481. Accrued interest increased by approximately 42% due to increased borrowings. Accrued compensation decreased by approximately 93% due to the conversion of the accrued salaries into common stock.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $521,870 for the nine months ended September 30, 2017 and $340,151 for the nine months ended September 30, 2016. The Company has accumulated losses totaling $2,884,805 at September 30, 2017. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due. At September 30, 2017 we had a working capital deficit of $748,400. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the nine months ended September 30, 2017 and 2016 were ($33,921) and ($82,994), respectively. Net cash used in operating activities includes our net loss, amortization, stock issued for services, accounts payable, deposits, accrued salaries and accrued interest.

Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 were $0 and ($3,665) respectively. Net cash used in investing activities includes legal expenses paid for patents.

Net cash provided by financing activities for the nine months ended September 30, 2017 and 2016 were $69,500 and $81,500, respectively. Net cash provided by financing activities includes proceeds from notes payable- related party and proceeds from the sale of common stock..

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

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2017.

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

With respect to the period ending September 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2017, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending September 30, 2017, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

During the nine months ended September 30, 2017, the Company issued 8,852,196 shares to a non-related party for cash and services, recorded at the fair market value of the share price, in the amount of $199,514. During the nine months ended September 30, 2017 the Company issued 16,530,769 shares to related parties for accrued compensation, recorded at a fair market value of $991,846. Additional shares of our common stock were issued at fair market value of the share price as set forth in the table below.

Date	Name	Shares	Fair Market Value	Amount
01/10/17	L. Quick	5,000	0.25	1,250
01/24/17	Dawn Hickman	3,000	0.26	780
01/24/17	Donald James	5,000	0.26	1,300
01/27/17	M Haberlin	36,000	0.28	10,080
02/13/17	Bhalekar A. Achyut	10,000	0.21	2,100
03/06/17	JGR Capital	10,000	0.30	3,000
4/12/17	Simone Geghella	50,000	0.15	7,500
4/12/17	Brian Keith Buckley	100,000	0.15	15,000
5/9/17	Simone Geghella	50,000	0.08	4,000
5/9/17	Errol Rosario	20,000	0.08	1,600
6/5/17	Timothy Scott	100,000	0.10	10,000
6/8/17	Ruggero Santilli	11,807,692	0.06	708,461
6/8/17	Carla Santilli	4,723,077	0.06	283,385
07/07/17	Fenomen 21	120,196	0.07	8,413.72
07/14/17	Brian Buckley	150,000	0.09	13,500.00
09/07/17	La Dolce Vita Trust	800,000	0.01	8,000.00
09/07/17	Jerry Grissaffi	800,000	0.01	8,000.00
09/07/17	Kenneth Radcliffe	1,600,000	0.01	16,000.00
09/07/17	Dennis Radcliffe	1,600,000	0.01	16,000.00
09/07/17	Anna Galo	600,000	0.01	6,000.00
09/07/17	John Garrison	1,000,000	0.01	10,000.00
09/07/17	Phil Uhrik	1,600,000	0.01	16,000.00

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

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors	November 14, 2017
Dr. Ruggero M. Santilli

