Form 10-K
period 2017-12-31
Thunder Energies Corp
filed 2018-04-02
CIK 1524872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $831,341

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of March 27, 2018 was 45,594,708 shares.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

NONE

THUNDER ENERGIES CORPORATION

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2017

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Thunder Energies Corporation for the year ended December 31, 2017 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this annual report. This annual report contains forward looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

Description of Business, Principal Products, Services

Thunder Energies Corp. is a developer of new technologies that are being brought to market by three divisions: 1) Division of Nuclear Instruments (TEC-DNI 2) Division of Optical Instruments (TEC-DOI); and 3) Division of Fuel Combustion (TEC--DFC). Each Division is protected by patent applications on which no royalties are due. Out of the three divisions, the Division of Nuclear Instruments and the Division of Optical Instruments have initiated sale of their products.

The Division of Nuclear Instruments is producing, selling and servicing new equipment producing on demand a flux of low energy neutrons synthesized from a hydrogen gas called Directional Neutron Source (DNS). This equipment is particularly suited to scan suitcases in airports for the detection of concealed nuclear materials such as Uranium 235. The equipment is also particularly suited to identify the existence and the concentration of precious metals in mining operations, for the test of large naval welds and other applications. One Directional neutron Source has been sold to a European customer and the company is now organizing its production and sale. The Company has filed research grant applications to the Defense Threat reduction Agency and DARPA for the completion of the available Directional neutron Source into a Nuclear Weapon detection Station. Funds expected from this filing are primarily intended to continue the development of this new neutron technology for the advancement of our national security;

The Division of Optical Equipment is producing, selling and servicing a basically new telescope with concave lenses, known as the Santilli telescope, for the detection of images produced by antimatter light known as isodual light. In particular, TEC-DOE is producing, selling and servicing pairs of 70 mm, 100 mm, 150 mm and 200 mm Galileo and Santilli telescopes where the Galileo telescope is needed to focus images in the Santilli telescope. Besides new astrophysical detections, TEC pairs of Galileo and Santilli telescopes are useful for a comprehensive surveillance of civilian, industrial and military installations since they can identify images produced by all possible forms of light, the conventional light and the new isodual light. Three TEC Surveillance Stations are now operational, one in the USA and two in Europe.

Additionally, the business of Thunder Energies Corporation ("TEC") is focused on the development of a new clean combustion of fossil fuels (oil, diesel, coal, etc.) with controlled minimal contaminants in the exhaust. Our business objective is achieved via new forms of processing fossil fuels, new additives to the combustion and the assistance of a high voltage electric discharges (patents pending) that burn combustible contaminants in fossil fuel exhaust while providing added on clean energy. The expected principal product, depending on funding, is a new type of furnace for the clean combustion of fossil fuel that will be available in various type and sizes and various type of energy application, from home heating to large plants for the clean production of electricity. The expected services are to be rendered by providing technical assistance to the market consisting of existing fossil fuel electric power plants for their decrease of pollutants in the exhaust and their verification of EPA regulations on the release of contaminants in the atmosphere. A prototype new furnace is expected to be available within one year following the availability of the necessary funds. As we are a development stage company, we have not yet generated any revenue from the assets that were recently assigned to and acquired by the Company, including the Hadronic reactors. The Hadronic reactors have been utilized to test and confirm the technology for ultimate inclusion in the new furnaces.

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

Status of Any Publicly Announced New Product Or Service

Regarding the sale of telescopes, we have made several news releases and radio interviews. In addition, we have presented all TEC technologies to investors’ conferences. For the other two divisions TEC-DNE and TEC-DFC the company contemplates no advertisement until the availability of production equipment. We have, however, published scientific papers on the new sciences underlying the Combustion and Nuclear Divisions. One Directional Neutron Source of the DNE has been manufactured, sold and serviced to a buyer from Europe. Pairs of the Galileo and Santilli telescopes have been manufactured, sold and serviced to customers in the U.S.A. and Europe.

Competitive Business Conditions And The Smaller Reporting Company’s Competitive Position In The Industry And Methods Of Competition

There are no known competitors for the new telescopes with concave lenses produced and sold by TEC-DOE. TEC new telescopes for the detection of isodual light are the only one in existence and no competition is known. There exist many types of furnaces for the combustion of fossil fuels but they are all based on conventional combustion of fossil fuels and then the removal of contaminants in the exhaust. By contrast, the main function of TEC furnaces is that of improving the combustion with consequential reduction of contaminants in the exhaust while increasing the energy output for the same fossil fuel. There is no known competition for the detection of fissionable material via a thermal neutron source under development by TEC-DNE. TEC Directional Neutron Source has no competition because it is the only available equipment producing on demand “low energy” neutrons in the needed direction and energy. Other commercially available sources produce neutrons at high energy, thus not being usable in civilian facilities as well as in all directions.

Sources And Availability Of Raw Materials And The Names Of Principal Suppliers

The Company has selected qualified manufacturers for the telescopes of TEC-DOE. All components for the new telescope are readily available on the open market. Suppliers are available for the other two technologies and will be selected following completion of their development. The raw material needed by the TEC furnaces is given by conventional fossil fuels all available in the U.S.A. by a large number of suppliers. All needed material have been purchased from the U. S. companies McMaster and/or Granger.

Dependence On One Or A Few Customers

There are many potential customers for the pair of telescopes produced by the TEC-DOE division. Our marketing analysis has identified the potential customers in all individuals and associations interested in sky watching. For the other two technologies, we have not yet performed market analysis. TEC has no need for such a dependence.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements Or Labor Contracts, Including Duration

Each of the above indicated three divisions has been the subject of a patent application as follows:

Title: “Method and Apparatus for Intermediate Controlled Fusion Processes”

U.S. serial no. 13/197836

Atty Docket no. TEC-0101

Inventor: Dr. Ruggero Maria Santilli

Title: “Novel Optical Instruments with Concave Lenses”

U.S. serial no. 62/144,268 (conf. no. 8850)

Atty Docket no. TEC-0102

Inventor: Dr. Ruggero Maria Santilli

Title: “Directional Production of Composite Particles”

U.S. serial no. 62/518,047

Atty Docket no. TEC-0103

Inventor: Dr. Ruggero Maria Santilli

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

There are no governmental regulations affecting the sale of the telescope technology. Due to its novel conception, a principal objective of TEC furnaces is that of surpassing current EPA requirements for the contaminants in the combustion exhaust released in the atmosphere. We expect that the neutron source technology will be government regulated and we are in the process of analyzing and assessing the impact of such regulations on the business. TEC has filed research grant applications to DARPA, the Defense Threat Reduction Agency and the U. S. AIR FORCE for the completion of the available Directional Mention Source into a Nuclear Weapon Detection Station (NWDT,) under full Governmental control. No outcome of these grant applications is known at this time.

Estimate Of The Amount Of Money Spent During Each Of The Last Two Fiscal Years On Research And Development

Related entities have spent $200K and $100K in 2014 and 2015, respectively, for the development of the Directional Neutron Source and of the Santilli telescope. All funding for the development of our products to date has been derived from related entities, IBR and HyFuels, which are beneficially controlled by our Chief Executive Officer, Dr. Ruggero M. Santilli.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

We are presently traded on the OTC Pink Market under the ticker symbol TNRG. Our stock has been thinly traded during the past two fiscal years. Moreover, we do not believe that any institutional or other large-scale trading of our stock has occurred or will in fact occur in the near future unless we are successful in funding and implementing our business plan, are successful in returning to the NASDAQ Exchange, or both. The following table sets forth information as reported by the OTC Markets Group for the high and low bid and ask prices for each of the eight quarters ending December 31, 2017. The following prices reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transactions.

	High	Low
Quarters ending in 2016
March 31	$0.50	$0.20
June 30	0.40	0.10
September 30	0.52	0.10
December 31	$0.52	$0.15
Quarters ending in 2017
March 31	$0.51	$0.10
June 30	0.25	0.05
September 30	0.185	0.07
December 31	$0.15	$0.065

(b) Holders

As of February 8, 2018, the Company had 78 certificate holders of record. This number includes one position at Cede & Co., of which Company principals are not aware how many shareholders hold the shares in street name. The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

(c) Dividends

Holders of common stock are entitled to receive dividends as may be declared by our board of directors and, in the event of liquidation, to share pro rata in any distribution of assets after payment of liabilities. The board of directors has sole discretion to determine: (i) whether to declare a dividend; (ii) the dividend rate, if any, on the shares of any class of series of our capital stock, and if so, from which date or dates; and (iii) the relative rights of priority of payment of dividends, if any, between the various classes and series of our capital stock. We have not paid any dividends and do not have any current plans to pay any dividends.

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

Holders.

On December 31, 2017, there were 59 unique certificate holders/shareholders of record of our common stock without including those shareholders whose Company common stock is held in street name. As of March 28, 2017, there are 17,398,743 shares of our Common Stock issued and outstanding.

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

Recent Sales of Unregistered Securities.

COMMON STOCK

During the periods ending December 31, 2015, December 31, 2016 and December 31, 2017, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

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

On November 30, 2015, the Company issued 54,667 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $16,400.

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

On October 2, 2017 the Company issued 50,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $15,000.

On October 9, 2017 the Company issued 150,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $5,495.

On October 16, 2017 the Company issued 100,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $9,180.

On October 24, 2017 the Company issued 100,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $8,010.

On November 6, 2017 the Company issued 50,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $4,050.

On December 11, 2017 the Company issued 600,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $72,000.

On December 21, 2017 the Company issued 1,260,000 shares to related parties for conversion of accrued compensation of $126,000, recorded at the fair market value of the share price.

On December 27, 2017 the Company issued 75,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $6,045.

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

During the twelve months ended December 31, 2017 the Company issued 9,977,196 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $319,294. During the twelve months ended December 31, 2017 the Company issued 17,790,769 shares to related parties for accrued compensation valued at $1,117,846. Additional shares of our common stock were issued at fair market value of the share price as set forth in the table below.

Date	Name	Shares	Fair Market Value	Amount
01/03/2017	Leon Ying	150,000	0.21	31,500
01/04/2017	RedPointe Solutions	40,000	0.22	8,800
01/09/2017	Michael D. Rodriguez	3,000	0.23	690
01/10/2017	Lawrence Quick	5,000	0.25	1,250
01/24/2017	Dawn Marie Hickman	3,000	0.26	780
01/24/2017	Donald James Consolver	5,000	0.26	1,300
01/27/2017	Margaret Haberlin	36,000	0.28	10,080
02/13/2017	Bhalekar Anil Achyut	10,000	0.21	2,100
03/06/2017	JGR Capital	10,000	0.30	3,000
04/12/2017	Simone Geghella	50,000	0.15	7,500
04/12/2017	Brian Keith Buckley	100,000	0.15	15,000
05/09/2017	Simone Geghella	50,000	0.08	4,000
05/09/2017	Errol Rosario	20,000	0.08	1,600
06/05/2017	Timothy Scott	100,000	0.10	10,000
06/08/2017	Ruggero Santilli	11,807,692	0.06	708,461
06/08/2017	Carla Santilli	4,723,077	0.06	283,384
07/07/2017	Fenomen 21	120,196	0.07	8,413
07/14/2017	Brian Keith Buckley	150,000	0.09	13,500
09/07/2017	La Dolce Vita Trust	800,000	0.01	8,000
09/07/2017	Jerry Grisaffi	800,000	0.01	8,000
09/07/2017	Ken Radcliffe	1,600,000	0.01	16,000
09/07/2017	Dennis Radcliffe	1,600,000	0.01	16,000
09/07/2017	Anna Gallo	600,000	0.01	6,000
09/07/2017	John Garrison	1,000,000	0.01	10,000
09/07/2017	Phil Uhrik	1,600,000	0.01	16,000
10/02/2017	Brian Buckley	150,000	0.10	15,000
10/09/2017	Robert Iannini	50,000	0.1099	5,495
10/16/2017	Gene West	50,000	0.0918	4,590
10/16/2017	Gene West	50,000	0.0918	4,590
10/24/2017	Simone Beghella	100,000	0.0801	8,010
11/06/2017	Valerie Eagle	50,000	0.081	4,050
12/11/2017	Michael Rodriguez	50,000	0.12	6,000
12/11/2017	Valerie Eagle	100,000	0.12	12,000
12/11/2017	Margaret Haberlin	100,000	0.12	12,000
12/11/2017	Gene Leonard	50,000	0.12	6,000
12/11/2017	Brian Buckley	200,000	0.12	24,000
12/11/2017	Simone Beghella	100,000	0.12	12,000
12/21/2017	Ruggero Santilli	900,000	0.10	90,000
12/21/2017	Carla Santilli	360,000	0.10	36,000
12/27/2017	Valerie Eagle	75,000	0.0806	6,045

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

At December 31, 2017 there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding.

OPTIONS AND WARRANTS

In accordance with employment agreements, common stock options are issued annually to the officers of the Company. The number of shares is determined by the number of shares outstanding at the end of the year at a percentage per the employment agreements, as described below. The strike price is the fair value trading price as of the anniversary date of the employment agreements. The options are based on the number of shares outstanding of the Company at the year end, at an exercise price at market price at the employment agreements annual anniversary, July 25th. As of December 31, 2017, the officers are entitled to 14,265 options, at an average exercise price of $0.3498. There is no expiration date to these options and only vest upon a change in control. The options were valued at $4,540, however no expense has been recognized with the associated options, as no options have vested or are considered by management to probable vest. The options were valued using the Black Scholes Method, using the following assumptions:

Weighted Average:	2017	2016
Risk-free interest rate	1.24%	1.58%
Expected lives (years)	10.0	10.0
Expected price volatility	161.40%	293.78%
Dividend rate	0.0%	0.0%
Forfeiture Rate	0.0%	0.0%

There are no other warrants or options outstanding to acquire any additional shares of common stock of the Company as of December 31, 2017.

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

A further description of the assignors, IBR and HyFuels, follows. IBR is a Florida Corporation, whose only business operations are the publication of an internet blog relating to scientific and academic matters. IBR does not generate revenue and has no expenses. Furthermore, IBR has never maintained a checking account. This status has been consistent over the last several years. Our Chief Executive Officer and Director, Dr. Ruggero M. Santilli is president and a director for IBR. IBR does not have any ownership interest in any of our securities.

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

Description of Business, Principal Products, Services

Thunder Energies Corp. is a developer of new technologies that are being brought to market by three divisions: 1) Division of Nuclear Instruments (TEC-DNI) 2) Division of Optical Instruments (TEC-DOI); and 3) Division of Fuel Combustion (TEC--DFC). Each Division is protected by patent applications on which no royalties are due. Out of the three divisions, the Division of Nuclear Instruments and the Division of Optical Instruments have initiated sale of their products.

The Division of Nuclear Instruments is producing, selling and servicing new equipment producing on demand a flux of low energy neutrons synthesized from a hydrogen gas called Directional Neutron Source (DNS). This equipment is particularly suited to scan suitcases in airports for the detection of concealed nuclear materials such as Uranium 235. The equipment is also particularly suited to identify the existence and the concentration of precious metals in mining operations, for the test of large naval welds and other applications. One Directional neutron Source has been sold to a European customer and the company is now organizing its production and sale. The Company has filed research grant applications to the Defense Threat reduction Agency and DARPA for the completion of the available Directional neutron Source into a Nuclear Weapon detection Station. Funds expected from this filing are primarily intended to continue the development of this new neutron technology for the advancement of our national security;

The Division of Optical Equipment is producing, selling and servicing a basically new telescope with concave lenses, known as the Santilli telescope, for the detection of images produced by antimatter light known as isodual light. In particular, TEC-DOE is producing, selling and servicing pairs of 70 mm, 100 mm, 150 mm and 200 mm Galileo and Santilli telescopes where the Galileo telescope is needed to focus images in the Santilli telescope. Besides new astrophysical detections, TEC pairs of Galileo and Santilli telescopes are useful for a comprehensive surveillance of civilian, industrial and military installations since they can identify images produced by all possible forms of light, the conventional light and the new isodual light. Three TEC Surveillance Stations are now operational, one in the USA and two in Europe.

Additionally, the business of Thunder Energies Corporation ("TEC") is focused on the development of a new clean combustion of fossil fuels (oil, diesel, coal, etc.) with controlled minimal contaminants in the exhaust. Our business objective is achieved via new forms of processing fossil fuels, new additives to the combustion and the assistance of a high voltage electric discharges (patents pending) that burn combustible contaminants in fossil fuel exhaust while providing added on clean energy. The expected principal product, depending on funding, is a new type of furnace for the clean combustion of fossil fuel that will be available in various type and sizes and various type of energy application, from home heating to large plants for the clean production of electricity. The expected services are to be rendered by providing technical assistance to the market consisting of existing fossil fuel electric power plants for their decrease of pollutants in the exhaust and their verification of EPA regulations on the release of contaminants in the atmosphere. A prototype new furnace is expected to be available within one year following the availability of the necessary funds. As we are a development stage company, we have not yet generated any revenue from the assets that were recently assigned to and acquired by the Company, including the Hadronic reactors. The Hadronic reactors have been utilized to test and confirm the technology for ultimate inclusion in the new furnaces.

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

Status of Any Publicly Announced New Product Or Service

Regarding the sale of telescopes, we have made several news releases and radio interviews. In addition, we have presented all TEC technologies to investors’ conferences. For the other two divisions TEC-DNE and TEC-DFC the company contemplates no advertisement until the availability of production equipment. We have, however, published scientific papers on the new sciences underlying the Combustion and Nuclear Divisions. One Directional Neutron Source of the DNE has been manufactured, sold and serviced to a buyer from Europe. Pairs of the Galileo and Santilli telescopes have been manufactured, sold and serviced to customers in the U.S.A. and Europe.

Competitive Business Conditions And The Smaller Reporting Company’s Competitive Position In The Industry And Methods Of Competition

There are no known competitors for the new telescopes with concave lenses produced and sold by TEC-DOE. TEC new telescopes for the detection of isodual light are the only one in existence and no competition is known. There exist many types of furnaces for the combustion of fossil fuels, but they are all based on conventional combustion of fossil fuels and then the removal of contaminants in the exhaust. By contrast, the main function of TEC furnaces is that of improving the combustion with consequential reduction of contaminants in the exhaust while increasing the energy output for the same fossil fuel. There is no known competition for the detection of fissionable material via a thermal neutron source under development by TEC-DNE. TEC Directional Neutron Source has no competition because it is the only available equipment producing on demand “low energy” neutrons in the needed direction and energy. Other commercially available sources produce neutrons at high energy, thus not being usable in civilian facilities as well as in all directions.

Sources And Availability Of Raw Materials And The Names Of Principal Suppliers

The Company has selected qualified manufacturers for the telescopes of TEC-DOE. All components for the new telescope are readily available on the open market. Suppliers are available for the other two technologies and will be selected following completion of their development. The raw material needed by the TEC furnaces is given by conventional fossil fuels all available in the U.S.A. by a large number of suppliers. All needed material have been purchased from the U. S. companies McMaster and/or Granger.

Dependence On One Or A Few Customers

There are many potential customers for the pair of telescopes produced by the TEC-DOE division. Our marketing analysis has identified the potential customers in all individuals and associations interested in sky watching. For the other two technologies, we have not yet performed market analysis. TEC has no need for such a dependence.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements Or Labor Contracts, Including Duration

Each of the above indicated three divisions has been the subject of a patent application as follows:

Title: “Method and Apparatus for Intermediate Controlled Fusion Processes”

U.S. serial no. 13/197836

Atty Docket no. TEC-0101

Inventor: Dr. Ruggero Maria Santilli

Title: “Novel Optical Instruments with Concave Lenses”

U.S. serial no. 62/144,268 (conf. no. 8850)

Atty Docket no. TEC-0102

Inventor: Dr. Ruggero Maria Santilli

Title: “Directional Production of Composite Particles”

U.S. serial no. 62/518,047

Atty Docket no. TEC-0103

Inventor: Dr. Ruggero Maria Santilli

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

There are no governmental regulations affecting the sale of the telescope technology. Due to its novel conception, a principal objective of TEC furnaces is that of surpassing current EPA requirements for the contaminants in the combustion exhaust released in the atmosphere. We expect that the neutron source technology will be government regulated and we are in the process of analyzing and assessing the impact of such regulations on the business. TEC has filed research grant applications to DARPA, the Defense Threat Reduction Agency and the U. S. AIR FORCE for the completion of the available Directional Mention Source into a Nuclear Weapon Detection Station (NWDT,) under full Governmental control. No outcome of these grant applications is known at this time.

Estimate Of The Amount Of Money Spent During Each Of The Last Two Fiscal Years On Research And Development

Related entities have spent $200K and $100K in 2014 and 2015, respectively, for the development of the Directional Neutron Source and of the Santilli telescope. All funding for the development of our products to date has been derived from related entities, IBR and HyFuels, which are beneficially controlled by our Chief Executive Officer, Dr. Ruggero M. Santilli.

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

Results of Operations for the years ended December 31, 2017 and December 31, 2016.

Revenues.

Total Revenue. Total revenues for the year ended December 31, 2017 and 2016 were $194,481 and $13,511 respectively. Revenues increased by approximately 1,340% due to the sale of Neutron Source Directional equipment.

Expenses.

Total Operating Expenses. Total operating expenses for the years ended December 31, 2017 and December 31, 2016 were $771,059 and $463,526, respectively. Total operating expenses consisted of research and development of $125,664 and $31,965, respectively; professional fees of $403,164 and $186,027, respectively; selling, general and administrative expenses of $242,231 and $231,214, respectively; and impairment expense of $0 and $14,320, respectively. Research and development expense increased by approximately 293% due development of the Neutron Source Directional equipment. Professional fees increased by approximately 117% due to the increase in shares issued for consulting services. Impairment expense decreased by 100% due to the full impairment of patents & trademarks.

Other Expense: Total other expense for the years ended December 31, 2017 and 2016 was $52,249 and $10,646, respectively. Other expense consisted of interest expense of $35,383 and $10,646, respectively; interest expense related to derivative liability of $16,866 and $0, respectively and change in derivative of $186 and $0, respectively. Interest expense increased by approximately 232% due to increased borrowings for operations. Interest expense related to derivative liability and change in derivative increase by 100% due to proceeds from a convertible note payable for operations.

Financial Condition.

Total Assets. Total assets at December 31, 2017 and December 31, 2016 were $26,552 and $1,361, respectively. Total assets consist of cash of $1,833 and $961, respectively; accounts receivable of $24,469 and $0, respectively and intangible assets, net of accumulated amortization and impairment, of $200 and $400, respectively. Total assets increased by approximately 2,642%. The main reason for the increase was due to an increase in accounts receivable of approximately 100% at December 31, 2017.

Total Liabilities. Total liabilities at December 31, 2017 and December 31, 2016 were $686,782 and $1,419,251, respectively. Total liabilities consist of accrued interest of $33,262 and $20,905, respectively; derivative liability of $116,654 and $0, respectively; convertible note payable, net of discount of $16,866 and $0, respectively; accrued salaries of $0 and $865,846, respectively; and note payable to related parties of $520,000 and $532,500, respectively. Total liabilities decreased by approximately 52%. Accrued compensation, related parties decreased by approximately 100% due to Dr. Ruggero Santilli and Ms. Carla Santilli converting their outstanding accrued compensation to the Company’s common stock. Accrued interest increased by approximately 59% due to increase borrowings for operations. Convertible note payable increased by approximately 100% due to the execution of the note payable and proceeds were used for operations. Derivative liability increased by approximately 100% due to executing a convertible note payable.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $628,641 for the year ended December 31, 2017 and $460,661 for the year ended December 31, 2016. The Company has accumulated losses totaling $2,991,576 at December 31, 2017. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our shareholders. At December 31, 2017 we had a working capital deficit of $660,230. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the years ended December 31, 2017 and 2016 were $132,578 and $105,196, respectively. Net cash used in operating activities includes our net loss, amortization, impairment, Derivative convertible note, stock issued for services, accounts receivable, accrued salaries and accrued interest.

Net cash used in investing activities for the years ended December 31, 2017 and 2016 were $0 and $3,665, respectively. Net cash used in investing activities includes legal expenses paid for patents.

Net cash provided by financing activities for the years ended December 31, 2017 and December 31, 2016 were $133,500 and $97,000, respectively. Net cash provided by financing activities includes proceeds from notes payable- related party of ($12,500) and $97,000, respectively; proceeds from convertible notes payable of $66,000 and $0, respectively and proceeds from the issuance of common stock of $80,000 and $0, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2017.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The registrant qualifies as a smaller reporting company, as defined by SEC Rule 229.10(f)(1) and is not required to provide the information required by this Item.

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

As of December 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of December 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Item 9B. Other Information.

NONE

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The names and ages of our directors and executive officers as of December 31, 2017 are set forth below. Our Bylaws provide for not less than one and not more than seven directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
Dr. Ruggero M. Santilli (1)	82	Chief Executive Officer, Principal Executive Officer, Principal Accounting Officer, Director (1)
Mrs. Carla Santilli (2)	77	Treasurer, Secretary, Director (2)
Margaret Haberlin-Currey	58	Chief Financial Officer

_______________

(1)	Dr. Ruggero M. Santilli will serve as a director until the next annual shareholder meeting.
(2)	Mrs. Carla Santilli will serve as a director until the next annual shareholder meeting.

Dr. Ruggero M. Santilli, Chief Executive Officer and Director

Dr. Ruggero Maria Santilli is 82 years of age. In the last 5 years Dr. Santilli has served as the Chairman of the Board and Chief Executive Officer for Magnegas Corporation, a publicly traded entity from which he voluntarily resigned on May 30, 2013. Dr. Santilli was born and educated in Italy where he achieved his Ph.D., in mathematics and physics, as well as a chair in nuclear physics at the Avogadro Institute in Turin, Italy. In 1967 Santilli was invited by the University of Miami in Florida to conduct research for NASA and he moved with his family to the U.S.A. where he subsequently became a U.S. citizen. In 1968 he joined the faculty of Boston University, under partial support from the U.S. Air Force, where he taught physics and applied mathematics from prep courses to seminar post-PhD. courses. In 1975-1977 he went to MIT and from 1978 to 1983 he was a member of Harvard University faculty where he received five grants from the U. S. Department of Energy to study a generalization of quantum mechanics and chemistry needed for new clean energies and fuels. Since 1984 he has been the President of the Institute for Basic Research, originally located in a Victorian building inside Harvard University grounds and moved to Florida in 1990. Since his time at Harvard University he studied new clean energies and related chemistry. None of the aforementioned entities are a parent, subsidiary or affiliate of the Company. Dr. Santilli has not engaged in any related party transactions with the Company, except for loans made to the Company. During the years ended December 31, 2017 and 2016, Dr. Santilli and Mrs. Santilli loaned the company $47,700 and $97,000 for operations. During the years ended December 31, 2017 and 2016 the Company paid $60,200 and $0 toward the principal of the outstanding loans.

At December 31, 2017 and 2016 the demand notes accumulative balances were $520,000 and $532,500, respectively. Accrued interest at December 31, 2017 and 2016 was $32,597 and $20,905, respectively.

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

Mrs. Carla Santilli, Treasurer, Secretary and Director

Carla Santilli is 77 years of age, has been a Director of Magnegas Corporation since May 2007 and is the spouse of Dr. Santilli. Carla Santilli holds a Masters’ Degree in Human Services Administration from the School of Social Work of Boston University. She held positions of Clinical Social Worker and Community Programs Coordinator for the State of Massachusetts. Since the late 1980's, Mrs. Santilli has been employed as the President and Chief Executive Officer of Hadronic Press, Inc, a physics and mathematics academic publishing company. In this capacity, Mrs. Santilli has directed the growth of this company from start-up to become one of the world's leading physics and mathematics publishing companies. Books and journals published by Hadronic Press can be found in all of the leading University libraries across the world. Mrs. Santilli has been involved in the private sector as grant administrator and public relations specialist in the fields of academic publishing and environmental sciences. None of the aforementioned entities are a parent, subsidiary or affiliate of the Company. Mrs. Santilli has not engaged in any related party transactions with the Company, except for loans made to the Company. During the years ended December 31, 2017 and 2016, Dr. Santilli and Mrs. Santilli loaned the company $47,700 and $97,000 for operations. During the years ended December 31, 2017 and 2016 the Company paid $60,200 and $0 toward the principal of the outstanding loans.

At December 31, 2017 and 2016 the demand notes accumulative balances were $520,000 and $532,500, respectively. Accrued interest at December 31, 2017 and 2016 was $32,597 and $20,905, respectively.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of reports submitted to us during the fiscal year ended December 31, 2017, the following table sets forth the name of any such person that failed to file the required forms on a timely basis, including the number of late reports, the number of transactions not reported on a timely basis and any known failure to file a required form.

Name	Number of late reports	Number of transactions not reported timely
Carla Santilli	1	1
Dr. Ruggero M. Santilli	7	12

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

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2017, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan Compensation	Nonqualified deferred compensation earnings	All other Compensation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Dr. Ruggero M. Santilli, President, CEO (1)	2016	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000
	2017	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000

Mrs. Carla Santilli, Secretary, Treasurer (2)	2016	72,000	-0-	-0-	-0-	-0-	-0-	-0-	72,000
	2017	72,000	-0-	-0-	-0-	-0-	-0-	-0-	72,000

Dr. W. George Gaines (3)	2016	-0-	-0-	37,500	-0-	-0-	-0-	-0-	37,500

Margaret Haberlin-Currey	2016	-0-	-0-	6,480	-0-	-0-	-0-	-0-	6,480
	2017	-0-	-0-	136,000	-0-	-0-	-0-	-0-	136,000

Dr. Leong Ying (4)	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

__________________

(1)	The Company has entered into employment contract with Dr. Santilli. The employment contract for Dr. Santilli provides for an annual base salary of $180,000 payable in weekly installments and annual stock option compensation equal to .01% of the issued and outstanding number of shares on July 25 each year at the average trading price of the company common stock on such date. On June 7, 2017, our board of directors approved the offer from our directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli to convert the balances of their respective accrued salaries due to them by the Company into restricted shares of Company common stock. The salaries of Dr. Santilli ($708,461.54) and Carla Santilli ($283,384.62), as accrued through June 7, 2017, were converted into a total of 16,450,769 shares of restricted Company common stock (the “Shares”). Dr. Santilli was issued 11,727,692 Shares and Carla Santilli was issued 4,723,077 Shares. The Shares were all issued at the price of $0.060 per Share. On December 21, 2017, our board of directors approved the offer from our directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli to convert the balances of their respective accrued salaries due to them by the Company into restricted shares of Company common stock. The salaries of Dr. Santilli ($90,000) and Carla Santilli ($36,000), as accrued through December 31, 2017, were converted into a total of 1,260,000 shares of restricted Company common stock (the “Shares”). Dr. Santilli was issued 900,000 Shares and Carla Santilli was issued 36,000 Shares. The Shares were all issued at the price of $0.10 per Share.

(2)	The Company has entered into a consulting agreement with Mrs. Santilli, at an annual rate of $60,000. On June 7, 2017, our board of directors approved the offer from Mrs. Carla Santilli to convert the balance of her accrued salary due to her by the Company into restricted shares of Company common stock. The salary of Mrs. Carla Santilli ($283,384.62), as accrued through June 7, 2017, was converted into 4,723,077 Shares. The Shares were all issued at the price of $0.060 per Share. On December 21, 2017, our board of directors approved the offer from our directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli to convert the balances of their respective accrued salaries due to them by the Company into restricted shares of Company common stock. The salaries of Dr. Santilli ($90,000) and Carla Santilli ($36,000), as accrued through December 31, 2017, were converted into a total of 1,260,000 shares of restricted Company common stock (the “Shares”). Dr. Santilli was issued 900,000 Shares and Carla Santilli was issued 36,000 Shares. The Shares were all issued at the price of $0.10 per Share.

(3)	Dr. W. George Gaines submitted his resignation on February 24, 2016, effective as of that date.

(4)	Dr. Leong Ying submitted his resignation on April 12, 2017, effective as of that date.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)(2)	(h)
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total
Name and principal position (1)	($)	($)	($)	($)	($)	($)	($)
Dr. Ruggero M. Santilli, President, CEO (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mrs. Carla Santilli, Treasurer, Secretary (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

____________

(1)	The Company has entered into employment contract with Dr. Santilli. The employment contract for Dr. Santilli provides for an annual base salary of $180,000 payable in weekly installments and annual stock option compensation equal to .01% of the issued and outstanding number of shares on July 25 each year at the average trading price of the company common stock on such date. On June 7, 2017, our board of directors approved the offer from our directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli to convert the balances of their respective accrued salaries due to them by the Company into restricted shares of Company common stock. The salaries of Dr. Santilli ($708,461.54) and Carla Santilli ($283,384.62), as accrued through June 7, 2017, were converted into a total of 16,450,769 shares of restricted common stock. Dr. Santilli was issued 11,727,692 Shares and Carla Santilli was issued 4,723,077 Shares. The Shares were all issued at the price of $0.060 per Share. On December 21, 2017, our board of directors approved the offer from our directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli to convert the balances of their respective accrued salaries due to them by the Company into restricted shares of Company common stock. The salaries of Dr. Santilli ($90,000) and Carla Santilli ($36,000), as accrued through December 31, 2017, were converted into a total of 1,260,000 shares of restricted Company common stock (the “Shares”). Dr. Santilli was issued 900,000 Shares and Carla Santilli was issued 36,000 Shares. The Shares were all issued at the price of $0.10 per Share.

(2)	The Company has entered into a consulting agreement with Mrs. Santilli. on June 7, 2017, our board of directors approved the offer from our director, Mrs. Carla Santilli to convert the balances of her accrued salary due to her by the Company into restricted shares of Company common stock. The salary of Mrs. Carla Santilli ($283,384.62), as accrued through June 7, 2017, was converted into 4,723,077 Shares. The Shares were all issued at the price of $0.060 per Share. On December 21, 2017, our board of directors approved the offer from our directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli to convert the balances of their respective accrued salaries due to them by the Company into restricted shares of Company common stock. The salaries of Dr. Santilli ($90,000) and Carla Santilli ($36,000), as accrued through December 31, 2017, were converted into a total of 1,260,000 shares of restricted Company common stock (the “Shares”). Dr. Santilli was issued 900,000 Shares and Carla Santilli was issued 36,000 Shares. The Shares were all issued at the price of $0.10 per Share.

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

Compensation Committee Interlocks and Insider Participation.

As of December 31, 2017, our Board of Directors consisted of Dr. Ruggero M. Santilli and Mrs. Carla Santilli. At present, the Board of Directors has not established any committees.

Director Compensation.

There are currently no compensation arrangements in place for members of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2017, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Dr. Ruggero M. Santilli (1)(2)(3) 1444 Rainville Road Tarpon Springs, FL 34689	27,479,344	60.72%

Common Stock	Mrs. Carla Santilli (1)(2)(3) 1444 Rainville Road Tarpon Springs, FL 34689	27,479,344	60.72%

Common Stock	Officers and Directors as a group	27,470,344	60.72%

______________

(1)	Dr. Ruggero M. Santilli and Mrs. Carla Santilli are married and each own fifty percent of the equity in Clean Energies Tech, Inc. which owns 4,232,273 shares of our common stock.

(2)	Dr. Ruggero M. Santilli and Mrs. Carla Santilli each own fifty percent of the equity in Global Beta, LLC which owns 6,170,000 shares of our common stock.

(3)	Mrs. Carla Santilli is a member of the board of directors of The R.M. Santilli Foundation, Inc., a non-profit Florida corporation. Dr. Santilli’s indirect beneficial interest is through his spouse, Mrs. Carla Santilli. Mrs. Carla Santilli owns 4,723,077 shares of our common stock.

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

_______________

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons.

ADVANCES, PAYABLES AND ACCRUALS

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the employment agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of December 31, 2017, and 2016 accrued expenses were $0 and $865,846, respectively.

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

During the years ended December 31, 2017 and 2016, Dr. Santilli and Mrs. Santilli loaned the company $47,700 and $97,000 for operations. During the years ended December 31, 2017 and 2016 the Company paid $60,200 and $0 toward the principal of the outstanding loans.

At December 31, 2017 and 2016 the demand notes accumulative balances were $520,000 and $532,500, respectively. Accrued interest at December 31, 2017 and 2016 was $32,597 and $20,905, respectively.

EQUITY TRANSACTIONS

On July 25, 2013, Dr. Ruggero M. Santilli acquired from Company’s existing shareholders a control block of stock in the Company consisting of two million nine hundred forty thousand (2,940,000) shares of restricted common stock of the Company, in a private equity transaction. Dr. Santilli utilized his own funds to acquire the shares of common stock of the Company. As a result of this acquisition, Dr. Ruggero M. Santilli owns 98% of the issued and outstanding shares of common stock of the Company. On July 25, 2013, Dr. Ruggero M. Santilli and Ms. Carla Santilli were appointed to the Board of Directors of the Company. On July 25, 2013, Dr. Ruggero M. Santilli was appointed President, Chief Executive Officer, Principal Executive Officer and Principal Accounting Officer of the Company. Also, on July 25, 2013, Carla Santilli was appointed Secretary and Treasurer for the Company.

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

On December 21, 2017 the Company issued 1,260,000 shares to related parties for conversion of accrued compensation of $126,000, recorded at the fair market value of the share price.

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

Given the nature of our Company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. The Board of Directors takes the position that management of a target business will establish:

•	Its own Board of Directors

•	Establish its own definition of “independent” as related to directors and nominees for directors,

•	Establish committees that will be suitable for its operations after the Company consummates a business combination

Item 14. Principal Accounting Fees and Services.

	2017	2016
Audit fees	25,000	15,000
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

		(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on July 21, 2011.	See Exhibit Key

		(3.2)	Amendment to Articles of Incorporation dated July 29, 2013	See Exhibit Key

		(3.3)	Amendment to Articles of Incorporation dated October 7, 2013	See Exhibit Key

		(3.4)	Bylaws filed with Form 10 Registration Statement on July 21, 2011.	See Exhibit Key

	(11.0)	Statement re: computation of per share Earnings.		Note 3 to Financial Stmts.

	(14.0)	Code of Ethics		See Exhibit Key

	(31.1)	Certificate of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Chief Executive Officer And Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.2	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.3	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 11, 2013.

3.4	Incorporated by reference herein to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 15, 2017.

14.0	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on January 17, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer,	April 2, 2018
Dr. Ruggero M. Santilli	Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer,	April 2, 2018
Dr. Ruggero M. Santilli	Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors

/s/ Carla Santilli	Director	April 2, 2018
Carla Santilli

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

THUNDER ENERGIES CORPORATION

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Thunder Energies Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Thunder Energies Corporation (the "Company") as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2017.

Lakewood, CO

April 2, 2018

THUNDER ENERGIES CORPORATION

Balance Sheets

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash	$1,883	$961
Accounts receivable	24,469	---
Total Current Assets	26,352	961

Non-current assets
Intangible assets, net of accumulated amortization and impairment of $15,120 and $14,920, respectively	200	400
Total non-current assets	200	400

TOTAL ASSETS	$26,552	$1,361

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued interest	$33,262	$20,905
Derivative liability	116,654	---
Convertible note payable, net of discount of ($49,134) and $0, respectively	16,866	---
Accrued compensation, related parties	---	865,846
Note payable, related parties	520,000	532,500
Total Current Liabilities	686,782	1,419,251

TOTAL LIABILITIES	686,782	1,419,251

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Preferred stock: $0.001 par value, 750,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: $0.001 par value 900,000,000 authorized; 44,904,708 and 17,136,743 shares issued and outstanding, respectively	44,905	17,137
Additional paid in capital	2,236,440	877,908
Accumulated deficit	(2,991,576)	(2,362,935)
Total Stockholders' Deficit	(660,230)	(1,417,890)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$26,552	$1,361

See notes to financial statements

THUNDER ENERGIES CORPORATION

Statements of Operations

	Year Ended December 31,
	2017	2016
REVENUE
Product sales	$194,481	$13,511

OPERATING EXPENSES
Research and development	125,664	31,965
Professional fees	403,164	186,027
Selling, general and administrative expenses	242,231	231,214
Impairment expense	---	14,320
Total operating expenses	771,059	463,526

Net loss from operations	(576,578)	(450,015)

Other income (expense)
Interest expense	(35,383)	(10,646)
Interest expense related to derivative liability	(16,866)	---
Change in derivative	186	---
Net loss before income taxes	(628,641)	(460,661)

Income taxes	---	---

Net loss	$(628,641)	$(460,661)

Basic and diluted loss per share	$(0.02)	$(0.03)

Weighted average number of shares outstanding	29,743,242	16,950,902

See notes to financial statements

THUNDER ENERGIES CORPORATION

Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2017 and 2016

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	50,000,000	$50,000	16,694,017	$16,694	$797,615	$(1,902,274)	$(1,037,965)

Issued common stock for services	---	---	442,726	444	80,293	---	80,737

Net loss	---	---	---	---	---	(460,661)	(460,661)

Balance, December 31, 2016	50,000,000	$50,000	17,136,743	$17,137	$877,908	$(2,362,935)	$(1,417,890)

Issued common stock for services	---	---	1,977,196	1,977	237,317	---	239,294

Issued common stock to related parties for conversion of accrued compensation at fair market value	---	---	17,790,769	17,791	1,100,055	---	1,117,846

Sold shares of common stock for cash to non-related parties	---	---	8,000,000	8,000	72,000	---	80,000

Paid-in Capital – Derivative liability	---	---	---	---	(50,840)	---	(50,840)

Net loss	---	---	---	---	---	(628,641)	(628,641)

Balance, December 31, 2017	50,000,000	$50,000	44,904,708	$44,905	$2,236,440	$(2,991,576)	$(660,230)

See notes to financial statements

THUNDER ENERGIES CORPORATION

Statements of Cash Flows

	December 31,
	2017		2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(628,641)		$(460,661)
Adjustment to reconcile net loss to net cash used in in operations:
Amortization		200		200
Impairment expense		---		14,320
Derivative convertible note		16,680
Stock based compensation		1,357,141		80,736
Changes in assets and liabilities:
Increase (decrease) in operating liabilities:
Accounts receivable		(24,469)		---
Accounts payable		---		(2,437)
Accrued interest		12,357		10,646
Accrued expenses, related parties		(865,846)		252,000
Net Cash used in operating activities		(132,578)		(105,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment made for patent		---		(3,655)
Net Cash used in investing activities		---		(3,655)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans		47,700		97,000
Principal payments on shareholder loans		(60,200)		---
Proceeds from convertible notes payable		66,000		---
Issuance of common stock		80,000		---
Net Cash provided by financing activates		133,500		97,000

Net increase in cash		922		(11,861)

Cash
Beginning of period		961		12,822
End of period		$1,883		$961

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

Non-cash transactions:
Derivative convertible liability recorded		$116,654	$	---

See notes to financial statements.

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2017 and 2016

NOTE 1 - NATURE OF BUSINESS

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

NOTE 2 - GOING CONCERN

For the fiscal years ended December 31, 2017 and 2016, the Company had net losses of $628,641 and $460,661 and negative cash flows from operating activities of $132,578 and $105,196, respectively. As of December 31, 2017, the Company had a working capital deficit of $660,230. The Company has generated $194,481 and $13,511 in revenues for the years ended December 31, 2017 and 2016, respectively.

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

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2017 and 2016

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash totaled 1,883 at December 31, 2017 and $961 at December 31, 2016. The Company had no cash equivalents as of December 31, 2017 and 2016.

ACCOUNTS RECEIVABLE

The Company’s accounts receivable result from revenues earned but not collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering several factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $0 and $0 as of December 31, 2017 and 2016, respectively.

At December 31, 2017, the Company had accounts receivable from one customer which individually represented 100% of total accounts receivable. The customer received shipment of a Neutron Source Directional Equipment shortly before December 31, 2017 and 100% of accounts receivable were collected in January of 2018. The balance of accounts receivable at December 31, 2017 and 2016 were $24,469 and $0, respectively.

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

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2017 and 2016

The Company’s revenue is primarily generated through the sale of the Neutron Source Directional Equipment, Galileo telescope and Santilli telescopes.

CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable and restricted cash. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit-quality financial institutions in bank deposits, money market funds, U.S. government securities and other investment grade debt securities that have strong credit ratings. The Company has established guidelines relative to diversification of its cash and marketable securities and their maturities that are intended to secure safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates and changes in the Company’s operations and financial position. Although the Company may deposit its cash and cash equivalents with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

At December 31, 2017, one customer accounted for 100% of the Company’s total revenues of $194,481 for the year ended December 31, 2017. The revenue was from the shipment and delivery of one Neutron Source Directional Equipment shortly before December 31, 2017.

At December 31, 2016, one customer accounted for 88% of the Company’s total revenues of $13,511 for the year ended December 31, 2016.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2017 and 2016

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized on a straight-line method on the basis of a useful life of 5 to 17 years. The balance at December 31, 2017 and December 31, 2016 was $200 and $400, respectively.

December 31, 2017	Gross Carrying Value	Accumulated Amortization and Impairment
Intellectual property	$1,000	$800
Patents	14,320	14,320

December 31, 2016	Gross Carrying Value	Accumulated Amortization
Intellectual property	$1,000	$600
Patents	14,320	14,320

IMPAIRMENT OF LONG- LIVED ASSETS

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under FASB ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-0 through 15-5, Impairment or Disposal of Long- Lived Assets. The Company recognized impairment loss for patents of $0 and $14,320 for the years ended December 31, 2017 and 2016, respectively.

DERIVATIVE LIABILITIES

Derivative liabilities include the fair value of instruments such as common stock warrants, preferred stock warrants and convertible features of notes, that are initially recorded at fair value and are required to be re-measured to fair value at each reporting period under provisions of ASC 480, Distinguishing Liabilities from Equity, or ASC 815, Derivatives and Hedging. The change in fair value of the instruments is recognized as a component of other income (expense) in the Company’s statements of operations until the instruments settle, expire or are no longer classified as derivative liabilities. The Company estimates the fair value of these instruments using the Black-Scholes pricing model. The significant assumptions used in estimating the fair value include the exercise price, volatility of the stock underlying the instrument, risk-free interest rate, estimated fair value of the stock underlying the instrument and the estimated life of the instrument.

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

EXPENSES

Operating expenses encompass research and development, professional fees, selling general and administrative expenses and impairment expense. Total operating expenses were $771,059 and $463,526 for the year ended December 31, 2017 and 2016, respectively. Total operating expenses consisted of the following.

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2017 and 2016

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $125,664 and $31,965 for the years ended December 31, 2017 and 2016, respectively.

PROFESSIONAL FEES

Professional services are principally comprised of outside legal, audit and consulting services as well as the costs related to being a publicly traded company. Total professional fees were $403,164 and $186,027 for the years ended December 31, 2017 and 2016, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of management fees, technology services, public relations and travel expenses. Total selling, general and administrative expenses were $242,231 and $231,214 for the years ended December 31, 2017 and 2016, respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2017 or December 31, 2016.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2017 and 2016. As of December 31, 2017 and 2016, the common stock equivalents have not been included as they are anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Year Ended December 31,
	2017	2016
Options to purchase shares of common stock	14,265	7,530
Series A convertible preferred stock	50,000,000	50,000,000
Total potentially dilutive shares	50,007,530	50,004,959

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

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2017 and 2016

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued.

Share-based expense for the years ended December 31, 2017 and 2016 was $1,357,141 and $80,736, respectively.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of December 31, 2017 and 2016.

RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is intended to improve financial reporting on leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for the Company on September 1, 2019. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers on an effective date after December 31, 2017 will be evaluated as to impact and implemented accordingly.

NOTE 4 - INTANGIBLE PROPERTY

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

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2017 and 2016

The Company recorded the property and intangibles (7 reactors, intellectual property rights to develop the technology, and website) as an intangible asset. The valuation of the properties was the par value of the stock received in exchange for the rights and assets.

The Company has capitalized the legal expenses associated with filing applications with the United States Patent and Trademark Office. At December 31, 2017, the Company has capitalized $14,320. The Company has recorded $14,320 of impairment loss for the patent application process as of December 31, 2017.

The Company recognized amortization expense of $200 for the year ending December 31, 2017 and 2016. The Company has accumulated amortization of $800 as of December 31, 2017.

NOTE 5 - CONVERTIBLE NOTE PAYABLE

POWER UP LENDING GROUP

On October 31, The Company executed a convertible promissory note with Power Up Lending Group, Ltd. The note carries a principal balance of $33,000 together with an interest rate of eight (8%) per annum and a maturity date of August 15, 2018. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid.

On November 30, The Company executed a convertible promissory note with Power Up Lending Group, Ltd. The note carries a principal balance of $33,000 together with an interest rate of eight (8%) per annum and a maturity date of September 10, 2018. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid.

The holder shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this note, to convert all or any part of the outstanding and unpaid principal amount into Common Stock. The conversion shall equal sixty-one percent (61%) of the average of the lowest two (2) trading prices for the Common Stock during the twelve (12) day trading period ending on the latest complete trading day prior to the conversion date, representing a discount rate of forty-five percent (39%).

The Company accounts for this embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At December 31, 2017, the derivative liability associated with Power up lending was $116,654

Convertible Notes payable consisted of the following:

	December 31, 2017	December 31, 2016
Convertible notes payable:	$66,000	$-0-
Debt discount	(49,134)
Convertible notes payable net of debt discount	$16,866	$-0-

Accrued interest	665	-0-

Current portion of convertible note payable and interest	$17,531	$-0-

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2017 and 2016

NOTE 6 - ACCRUED INTEREST

The Company’s accrued interest consisted of the following:

	December 31, 2017	December 31, 2016
Accrued Interest
Power Up Lending Group	$665	$-0-
Note payable related party	32,597	20,905
Total Accrued Interest	$33,262	$20,905

NOTE 7 - INCOME TAXES

At December 31, 2017, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $2,991,576 that may be offset against future taxable income through 2034 No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

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

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

For the Year Ended December 31,	2017		2016
Tax expense (benefit) at the statutory rate		$(214,000)		$(157,000)
State income taxes, net of federal income tax benefit		(23,000)		(17,000)
Change in valuation allowance		237,000		174,000
Total	$	---	$	---

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

For the year ended December 31, 2017 and for the year ended December 31, 2016, the Company has net operating losses from operations. The carry forwards expire through the year 2034. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of December 31, 2017 and December 31, 2016 is as follows:

	December 31, 2017		December 31, 2016
Deferred tax assets		$1,125,000		$888,000
Valuation allowance		(1,125,000)		(888,000)
Net deferred tax asset	$	---	$	---

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the period from inception ended December 31, 2014 through the year ended December 31, 2016. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the period from inception ended December 31, 2014 through the year ended December 31, 2016.

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2017 and 2016

NOTE 8 - SHAREHOLDERS’ EQUITY

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

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2017 and 2016

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

On October 2, 2017 the Company issued 50,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $15,000.

On October 9, 2017 the Company issued 150,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $5,495.

On October 16, 2017 the Company issued 100,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $9,180.

On October 24, 2017 the Company issued 100,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $8,010.

On November 6, 2017 the Company issued 50,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $4,050.

On December 11, 2017 the Company issued 600,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $72,000.

On December 21, 2017 the Company issued 1,260,000 shares to related parties for conversion of accrued compensation of $126,000, recorded at the fair market value of the share price.

On December 27, 2017 the Company issued 75,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $6,045.

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

At December 31, 2017 and 2016 there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2017 and 2016

OPTIONS AND WARRANTS

In accordance with employment agreements, common stock options are issued annually to the officers of the Company. The number of shares is determined by the number of shares outstanding at the end of the year at a percentage per the employment agreements, as described below. The strike price is the fair value trading price as of the anniversary date of the employment agreements. The options are based on the number of shares outstanding of the Company at the year end, at an exercise price at market price at the employment agreements annual anniversary, July 25th. As of December 31, 2017 the officers are entitled to 14,265 options, at an average exercise price of $0.3498. There is no expiration date to these options and only vest upon a change in control. The options were valued at $4,540, however no expense has been recognized with the associated options, as no options have vested or are considered by management to probable vest. The options were valued using the Black Scholes Method, using the following assumptions:

Weighted Average:	2017	2016
Risk-free interest rate	1.24%	1.58%
Expected lives (years)	10.0	10.0
Expected price volatility	161.40%	293.78%
Dividend rate	0.0%	0.0%
Forfeiture Rate	0.0%	0.0%

There are no other warrants or options outstanding to acquire any additional shares of common stock of the Company as of December 31, 2017.

NOTE 9 - RELATED PARTY TRANSACTIONS

ADVANCES, PAYABLES AND ACCRUALS

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the employment agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of December 31, 2017 and 2016 accrued expenses were $0 and $865,846, respectively.

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

During the years ended December 31, 2017 and 2016 our Chief Executive Officer, Dr. Ruggero M. Santilli and immediate family members have loaned the company $47,700 and $97,000 for operations. During the years ended December 31, 2017 and 2016 the Company repaid the principal amounts by $60,200 and $0, respectively.

At December 31, 2017 and 2016 the demand notes accumulative balances were $520,000 and $532,500, respectively. Accrued interest at December 31, 2017 and 2016 was $32,597 and $20,905, respectively.

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2017 and 2016

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

On December 21, 2017 the Company issued 1,260,000 shares to related parties for conversion of accrued compensation of $126,000, recorded at the fair market value of the share price.

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

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2017 and 2016

NOTE 10 - COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 11 - SUBSEQUENT EVENTS

On January 12, 2018 the Company issued 200,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $30,000.

On January 16, 2018 the Company issued 150,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $22,500.

On February 12, 2018 the Company issued 40,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $3,216.

On February 15, 2018 the Company issued 100,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $10,000.

On February 23, 2018 the Company issued 100,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $8,810.

On March 15, 2018 the Company issued 100,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $8,500.

On March 2, 2018, the Company filed with the Securities and Exchange Commission (“SEC”), a registration statement on Form S-1 (the “Registration Statement”). Pursuant to the Registration Statement, the Company seeks to register up to 14,000,000 shares of its common stock. These shares of common stock would be registered in connection with the Stock Purchase Agreement dated January 22, 2018 between the Company and Northbridge Financial, Inc., a Delaware corporation. The Company has received a comment letter from the SEC staff in response to the Registration Statement filing and Company principals expect to file an amendment to the Registration Statement upon completion of audited financial statements for the period ended December 31, 2017.

Management has evaluated subsequent events through the date the financial statements were available to be issued, considered to be the date of filing with the Securities and Exchange Commission. Based on our evaluation no events have occurred requiring adjustment to or disclosure in the financial statements.

