Form 10-Q
period 2018-03-31
Thunder Energies Corp
filed 2018-05-14
CIK 1524872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 14, 2018 was 46,933,564.

Part I. Financial Information

Item 1. Financial Statements.

THUNDER ENERGIES CORPORATION Balance Sheets

	March 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$7,773	$1,883
Accounts receivable	---	24,469
Total Current Assets	7,773	26,352

Non-current assets
Intangible assets, net of accumulated amortization and impairment of $15,170 and $15,120, respectively	150	200
Total non-current assets	150	200

TOTAL ASSETS	$7,923	$26,552

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$27,000	$ ---
Accrued interest	38,121	33,262
Derivative liability	231,303	116,654
Convertible note payable, net of discount of $59,145 and $49,134, respectively	69,855	16,866
Note payable, related parties	516,500	520,000
Total Current Liabilities	882,779	686,782

TOTAL LIABILITIES	882,779	686,782

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Preferred stock: $0.001 par value, 750,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: $0.001 par value 900,000,000 authorized; 46,333,564 and 44,904,708 shares issued and outstanding, respectively	46,334	44,905
Additional paid in capital	2,335,384	2,236,440
Accumulated deficit	(3,306,573)	(2,991,576)
Total Stockholders' Deficit	(874,856)	(660,230)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,923	$26,552

See notes to financial statements

THUNDER ENERGIES CORPORATION Statements of Operations

	For the Three Months Ended
	March 31,
	2018		2017
REVENUE
Product sales	$	---	$	---

OPERATING EXPENSES
Research and development		25,487		9,786
Professional fees		168,737		87,060
Selling, general and administrative expenses		63,738		56,131
Total operating expenses		257,962		152,977

Net loss from operations		(257,962)		(152,977)

Other income (expense)
Interest expense		(4,858)		(3,142)
Interest expense related to derivative liability		(52,989)		(5,006)
Change in derivative		812		---
Net loss before income taxes		(314,997)		(161,125)

Income taxes		---		---

Net loss		$(314,997)		$(161,125)

Basic and diluted loss per share		$(0.01)		$(0.01)

Weighted average number of shares outstanding		45,345,349		17,366,065

See notes to financial statements

THUNDER ENERGIES CORPORATION Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2018		2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(314,997)		$(161,125)
Adjustment to reconcile net loss to net cash used in in operations:
Amortization		50		50
Change in fair market value of derivatives		(812)		5,006
Amortization of debt discount		52,988		---
Stock based compensation		152,834		59,500
Changes in assets and liabilities:
Increase (decrease) in operating liabilities:
Accounts receivable		24,469		---
Accounts payable		27,000		---
Accrued expenses – related party		---		63,000
Accrued interest		4,858		3,142
Net Cash used in operating activities		(53,610)		(30,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans		9,500		25,500
Principal payments on shareholder loans		(13,000)		---
Proceeds from convertible notes payable		63,000		53,000
Net Cash provided by financing activates		59,500		78,500

Net increase in cash		5,890		(48,073)

Cash
Beginning of period		1,883		961
End of period		$7,773		$49,034

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

Non-cash transactions:
Derivative convertible liability recorded		$231,303		$94,601

See notes to financial statements.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2018

(Unaudited)

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

The business of Thunder Energies Corporation ("TEC") is focused, depending on funding, on the manufacturing, sale and service of three new cutting-edge technologies (patents and trademarks pending): the new Santilli telescopes with concave lenses; the new hadronic reactors for the synthesis of the neutron from the hydrogen gas, and the new HyperFurnaces for the full combustion of fossil fuels.

NOTE 2 - GOING CONCERN

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANICAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statements included in the Form 10K/A as of December 31, 2017 and filed with the Securities and Exchange Commission on April 14, 2017.

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

BASIS OF PRESENTATION AND USE OF ESTIMATES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2018

(Unaudited)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $7,773 at March 31, 2018 and $1,883 at December 31, 2017.

ACCOUNTS RECEIVABLE

The Company’s accounts receivable result from revenues earned but not collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering several factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $0 and $0 as of March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018, the Company had accounts receivable from one customer which individually represented 100% of total accounts receivable. The customer received shipment of a Neutron Source Directional Equipment shortly before December 31, 2017 and 100% of accounts receivable were collected in January of 2018. The balance of accounts receivable at March 31, 2018 and December 31, 2017 were $0 and $24,469, respectively.

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

For the period ending March 31, 2018

(Unaudited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized on a straight-line method on the basis of a useful life of 5 to 17 years. The balance at March 31, 2018 and December 31, 2017 was $150 and $200, respectively.

March 31, 2018	Gross Carrying Value	Accumulated Amortization
Intellectual property	$1,000	$850
Patents	14,320	14,320

December 31, 2017	Gross Carrying Value	Accumulated Amortization
Intellectual property	$1,000	$800
Patents	14,320	14,320

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

For the period ending March 31, 2018

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

For the three months ended March 31, 2018 and 2017 the Company recognized revenues of $0 and $0; respectively

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

EXPENSES

Operating expenses encompass research and development, professional fees and selling general and administrative expenses. Total operating expenses were $257,962 and $152,977 for the three months ended March 31, 2018 and 2017, respectively. Total operating expenses consisted of the following.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $25,487 and $9,786 for the three months ended March 31, 2018 and 2017, respectively.

PROFESSIONAL FEES

Professional services are principally comprised of outside legal, audit and consulting services as well as the costs related to being a publicly traded company. Total professional fees were $168,737 and $87,060 for the three months ended March 31, 2018 and 2017, respectively.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2018

(Unaudited)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of management fees, technology services, public relations and travel expenses. Total selling, general and administrative expenses were $63,738 and $56,131 for the three months ended March 31, 2018 and 2017, respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2018 or December 31, 2017.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2018. As of March 31, 2018, the common stock equivalents have not been included as they are anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	March 31,	December 31,
	2018	2017
Options to purchase shares of common stock	14,265	14,265
Series A convertible preferred stock	50,000,000	50,000,000
Total potentially dilutive shares	50,007,530	50,007,530

_____________

* Options to purchase shares are calculated in accordance with employment agreements.

**-Total potentially dilutive shares reflect a 10 for 1 conversion into common shares per its designation.

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

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2018

(Unaudited)

Share-based expense for the three months ended March 31, 2018 and 2017 was $152,834 and $59,500 respectively.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of March 31, 2018 and December 31, 2017.

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

For the period ending March 31, 2018

(Unaudited)

The Company recorded the property and intangibles (7 reactors, intellectual property rights to develop the technology, and website) as an intangible asset. The valuation of the properties was the par value of the stock received in exchange for the rights and assets.

The Company has capitalized the legal expenses associated with filing applications with the United States Patent and Trademark Office. At March 31, 2018, the Company has capitalized $14,320. The Company has recorded $14,320 of impairment loss for the patent application process as of December 31, 2017.

The Company recognized amortization expense of $50 for the three months ended March 31, 2018 and 2017. The Company has accumulated amortization of $850 as of March 31, 2018.

NOTE 5 - CONVERTIBLE NOTE PAYABLE

POWER UP LENDING GROUP

On October 31, 2017; The Company executed a convertible promissory note with Power Up Lending Group, Ltd. The note carries a principal balance of $33,000 together with an interest rate of eight (8%) per annum and a maturity date of August 15, 2018. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid.

On November 30, 2017; The Company executed a convertible promissory note with Power Up Lending Group, Ltd. The note carries a principal balance of $33,000 together with an interest rate of eight (8%) per annum and a maturity date of September 10, 2018. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid.

On January 9, 2018; The Company executed a convertible promissory note with Power Up Lending Group, Ltd. The note carries a principal balance of $28,000 together with an interest rate of eight (8%) per annum and a maturity date of October 15, 2018. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid.

On February 21, 2018; The Company executed a convertible promissory note with Power Up Lending Group, Ltd. The note carries a principal balance of $35,000 together with an interest rate of eight (8%) per annum and a maturity date of November 30, 2018. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid.

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

The Company accounts for this embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At March 31, 2018 and December 31, 2017, the derivative liability associated with Power up lending was $231,303 and $116,654, respectively.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2018

(Unaudited)

Convertible Notes payable consisted of the following:

	March 31, 2018	December 31, 2017
Convertible notes payable:	$129,000	$66,000
Debt discount	(59,145)	(49,134)
Convertible notes payable net of debt discount	$69,855	$16,866

Accrued interest	2,756	665

Current portion of convertible note payable and interest	$72,611	$17,531

NOTE 6 - ACCRUED INTEREST

The Company’s accrued interest consisted of the following:

	March 31, 2018	December 31, 2017
Accrued Interest
Power Up Lending Group	$2,756	$665
Note payable related party	35,365	32,597
Total Accrued Interest	$38,121	$33,262

NOTE 7 - SHAREHOLDERS’ EQUITY

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

For the period ending March 31, 2018

(Unaudited)

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

For the period ending March 31, 2018

(Unaudited)

On February 23, 2018 the Company issued 100,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $8,810.

On March 15, 2018 the Company issued 100,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $8,500.

On March 29, 2018 the Company issued 75,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $7,117.

On March 29, 2018 the Company issued 663,856 shares to related parties for conversion of accrued compensation of $63,000, recorded at the fair market value of the share price.

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

At March 31, 2018 and December 31, 2017, there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

OPTIONS AND WARRANTS

In accordance with employment agreements, common stock options are issued annually to the officers of the Company. The number of shares is determined by the number of shares outstanding at the end of the year at a percentage per the employment agreements, as described below. The strike price is the fair value trading price as of the anniversary date of the employment agreements. The options are based on the number of shares outstanding of the Company at the year end, at an exercise price at market price at the employment agreements annual anniversary, July 25th. As of March 31, 2018, the officers are entitled to 14,265 options, at an average exercise price of $0.3498. There is no expiration date to these options and only vest upon a change in control. The options were valued at $4,540, however no expense has been recognized with the associated options, as no options have vested or are considered by management to probable vest. The options were valued using the Black Scholes Method, using the following assumptions:

Weighted Average:

Risk-free interest rate	1.24%
Expected lives (years)	10.0
Expected price volatility	161.40%
Dividend rate	0.0%
Forfeiture Rate	0.0%

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2018

(Unaudited)

There are no other warrants or options outstanding to acquire any additional shares of common stock of the Company as of March 31, 2018.

NOTE 8 - RELATED PARTY TRANSACTIONS

ADVANCES, PAYABLES AND ACCRUALS

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the employment agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of March 31, 2018 and December 31, 2017 accrued expenses were $0 and $0, respectively.

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

For the three months ended March 31, 2018 and 2017 our Chief Executive Officer, Dr. Ruggero M. Santilli and immediate family members have loaned the company $9,500 and $25,500, respectively for operations. For the three months ended March 31, 2018 and 2017 the Company repaid the principal amounts by $13,000 and $0, respectively.

At March 31, 2018 and December 31, 2017 the demand notes accumulative balances were $516,500 and $520,000, respectively. Accrued interest at March 31, 2018 and December 31, 2017 was $35,365 and $32,597, respectively.

EQUITY TRANSACTIONS

On June 8, 2017 the Company issued 16,530,769 shares to related parties for conversion of accrued compensation of $991,846, recorded at the fair market value of the share price.

On December 21, 2017 the Company issued 1,260,000 shares to related parties for conversion of accrued compensation of $126,000, recorded at the fair market value of the share price.

On March 29, 2018 the Company issued 663,856 shares to related parties for conversion of accrued compensation of $63,000, recorded at the fair market value of the share price.

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

For the period ending March 31, 2018

(Unaudited)

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 10 - SUBSEQUENT EVENTS

On April 5, 2018 the Company issued 200,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $15,800.

On April 9, 2018 the Company issued 100,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $7,000.

On April 27, 2018 the Company issued 300,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $10,050.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Energies Corporation for the period ended March 31, 2018 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Operations for the three months ended March 31, 2018 and 2017.

Revenues.

Total Revenue. Total revenues for the three months ended March 31, 2018 and 2017 were $0 and $0 respectively.

Expenses.

Total Operating Expenses. Total operating expenses for the three months ended March 31, 2018 and March 31, 2017 were $257,962 and $152,977, respectively. Total operating expenses consisted of research and development of $25,487 and $9,786, respectively; professional fees of $168,737 and $87,060, respectively and selling, general and administrative expenses of $63,738 and $56,131, respectively. Research and development expense increased by approximately 160% due development of the Neutron Source Directional equipment. Professional fees increased by approximately 94% due to the increase in shares issued for consulting services. Selling, general and administrative expenses increased by approximately 14% due to operations.

Other Income Expense: Total other income expense for the three months ended March 31, 2018 and 2017 was $8,148 and $57,035, respectively. Other income expense consisted of interest expense of $4,858 and $3,142, respectively; interest expense related to derivative liability of $52,989 and $5,006, respectively and change in derivatives of $812 and $0, respectively. Interest expense increased by approximately 55% due to increased borrowings for operations. Interest expense related to derivative liability and change in derivative increase by 959% due to proceeds from a convertible note payable for operations.

Financial Condition.

Total Assets. Total assets at March 31, 2018 and December 31, 2017 were $7,923 and $26,552, respectively. Total assets consist of cash of $7,773 and $1,883, respectively; accounts receivable of $0 and $24,469, respectively and intangible assets, net of accumulated amortization and impairment, of $150 and $200, respectively. Total assets decreased by approximately 71%. The main reason for the decrease was the collection all outstanding accounts receivable at March 31, 2018.

Total Liabilities. Total liabilities at March 31, 2018 and December 31, 2017 were $882,779 and $686,782, respectively. Total liabilities consist of accounts payable of $27,000 and $0, respectively; accrued interest of $38,121 and $33,262, respectively; derivative liability of $231,303 and $116,654, respectively; convertible note payable, net of discount of $69,855 and $16,866, respectively and note payable to related parties of $516,500 and $520,000, respectively. Total liabilities increased by approximately 29%. Accounts payable increased by 100% due to the expenses associated with the annual audit. Accrued interest increased by approximately 15% due to increase borrowings for operations. Convertible note payable increased by approximately 314% due to the execution of notes payable and proceeds were used for operations. Derivative liability increased by approximately 98% due to executing a convertible note payable.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $314,997 for the three months ended March 31, 2018 and $161,125 for the three months ended March 31, 2017. The Company has accumulated losses totaling $3,306,573 at March 31, 2018. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our shareholders. At March 31, 2018 we had a working capital deficit of $874,856. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the three months ended March 31, 2018 and 2017 were $53,610 and $30,427, respectively. Net cash used in operating activities includes our net loss, amortization, impairment, Derivative convertible note, stock issued for services, accounts receivable, accrued salaries and accrued interest.

Net cash provided by financing activities for the three months ended March 31, 2018 and 2017 were $59,500 and $78,500, respectively. Net cash provided by financing activities includes proceeds from notes payable- related party of ($3,500) and $25,500, respectively; proceeds from convertible notes payable of $63,000 and $53,000, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2018.

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

With respect to the period ending March 31, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2018, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2017 Annual Report on Form 10-K.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending March 31, 2018, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

During the three months ended March 31, 2018, the Company issued 765,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $89,834. During the three months ended March 31, 2018 the Company issued 663,856 shares to related parties for accrued compensation, recorded at a fair market value of $63,000. Additional shares of our common stock were issued at fair market value of the share price as set forth in the table below.

Date	Name	Shares	Fair Market Value	Amount
1/12/18	Brian Buckley	100,000	0.1500	15,000
1/12/18	Robert W Debries	100,000	0.1500	15,000
1/16/18	Valerie Eagle	150,000	0.1500	22,500
2/12/18	Jeremy James Bonczkiewics	40,000	0.0804	3,216
2/15/18	Brian Buckley	100,000	0.1000	10,000
2/23/18	Max and Veronica Fomitchev	100,000	0.0850	8,500
3/15/18	Brian Buckley	100,000	0.0850	8,500
3/29/18	Ruggero Santilli	474,183	0.0949	45,000
3/29/18	Carla Santilli	189,673	0.0949	18,000
3/29/18	Valerie Eagle	75,000	0.0949	7,118

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description			Location Reference

(a)	Financial Statements		Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

(3.0)	Articles of Incorporation

	(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on July 21, 2011	See Exhibit Key

	(3.2)	Amendment to Articles of Incorporation dated July 29, 2013	See Exhibit Key

	(3.3)	Amendment to Articles of Incorporation dated October 7, 2013	See Exhibit Key

	(3.4)	Amendment to Articles of Incorporation dated April 25, 2014	See Exhibit Key

	(3.5)	Bylaws filed with Form 10 Registration Statement on July 21, 2011.	See Exhibit Key

(10.0	Stock Purchase Agreement with Northbridge Financial, Inc.		See Exhibit Key

(11.0)	Statement re: computation of per share Earnings.		Note 3 to Financial Stmts.

(14.0)	Code of Ethics		See Exhibit Key

(31.1)	Certificate of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certification of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.2	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.3	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.4	Incorporated by reference herein to the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on May 5, 2014.

3.5	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.0	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 2, 2018.

14.0	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on January 17, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer,	May 14, 2018
Dr. Ruggero M. Santilli	Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors

