Form 10-Q
period 2018-06-30
Thunder Energies Corp
filed 2018-08-13
CIK 1524872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 10, 2018 was 66,833,367.

Part I. Financial Information

Item 1. Financial Statements.

THUNDER ENERGIES CORPORATION

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$1,428	$1,883
Accounts receivable	---	24,469
Total Current Assets	1,428	26,352

Non-current assets
Intangible assets, net of accumulated amortization and impairment of $15,220 and $15,120, respectively	100	200
Total non-current assets	100	200

TOTAL ASSETS	$1,528	$26,552

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$25,780	$ ---
Accrued interest	41,214	33,262
Accrued compensation, related party	63,000	---
Derivative liability	189,159	116,654
Convertible note payable, net of discount of $28,394 and $49,134, respectively	67,606	16,866
Note payable, related parties	521,500	520,000
Total Current Liabilities	908,259	686,782

TOTAL LIABILITIES	908,259	686,782

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Preferred stock: $0.001 par value, 750,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: $0.001 par value 900,000,000 authorized; 56,841,499 and 44,904,708 shares issued and outstanding, respectively	56,842	44,905
Additional paid in capital	2,500,279	2,236,440
Accumulated deficit	(3,513,851)	(2,991,576)
Total Stockholders' Deficit	(906,731)	(660,230)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,528	$26,552

See notes to financial statements

THUNDER ENERGIES CORPORATION

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2018		2017		2018		2017

REVENUE	$	---	$	---	$	---	$	---

OPERATING EXPENSES
Research and development		12,106		15,795		37,593		25,581
Professional fees		119,865		95,337		288,602		182,397
Selling, general and administrative expenses		55,604		73,028		119,342		129,159
Total operating expenses		187,575		184,160		445,537		337,137

Net loss from operations		(187,575)		(184,160)		(445,537)		(337,137)

Other income (expense)
Interest expense		(5,733)		(4,052)		(10,591)		(7,194)
Interest expense related to derivative liability		2,249		(26,794)		(50,740)		(31,800)
Change in derivative		(16,219)		(118,698)		(15,407)		(118,698)
Net loss before income taxes		(207,278)		(333,704)		(522,275)		(494,829)

Income taxes		---		---		---		---

Net loss		$(207,278)		$(333,704)		$(522,275)		$(494,829)

Basic and diluted loss per share		$(0.00)		$(0.02)		$(0.01)		$(0.03)

Weighted average number of shares outstanding		50,578,680		21,592,885		47,976,471		19,491,151

See notes to financial statements

THUNDER ENERGIES CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2018		2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(522,275)		$(494,829)
Adjustment to reconcile net loss to net cash used in in operations:
Amortization		100		100
Change in fair market value of derivatives		15,407		150,498
Amortization of debt discount		50,740		---
Stock issued for services provided		234,233		1,089,446
Changes in assets and liabilities:
Increase (decrease) in operating liabilities:
Accounts receivable		24,469		---
Accounts payable		25,780		---
Accrued expenses – related party		63,000		(865,846)
Deposits		---		120,067
Accrued interest		10,591		7,194
Net Cash used in operating activities		(97,955)		6,630

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans		27,000		29,500
Principal payments on shareholder loans		(25,500)		(30,000)
Proceeds from convertible notes payable		96,000		53,000
Net Cash provided by financing activates		97,500		52,500

Net increase in cash		(405)		59,130

Cash
Beginning of period		1,883		961
End of period		$1,428		$60,091

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

Non-cash transactions:
Derivative convertible liability recorded	$	---		$213,299
Original discount recorded on the recognition of notes with derivative liabilities		$96,000	$	---
Extinguishment of derivative liability related to debt conversions		$117,115	$	---
Debt/accrued interest converted into common stock		$68,641	$	---

See notes to financial statements.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending June 30, 2018

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

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending June 30, 2018

(Unaudited)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $1,428 at June 30, 2018 and $1,883 at December 31, 2017.

ACCOUNTS RECEIVABLE

The Company’s accounts receivable result from revenues earned but not collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering several factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $0 and $0 as of June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018, the Company had no accounts receivable. At December 31, 2017 the Company had accounts receivable from one customer which individually represented 100% of total accounts receivable. The customer received shipment of a Neutron Source Directional Equipment shortly before December 31, 2017 and 100% of accounts receivable were collected in January of 2018. The balance of accounts receivable at June 30, 2018 and December 31, 2017 were $0 and $24,469, respectively.

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

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending June 30, 2018

(Unaudited)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized on a straight-line method on the basis of a useful life of 5 to 17 years. The balance at June 30, 2018 and December 31, 2017 was $100 and $200, respectively.

June 30, 2018	Gross Carrying Value	Accumulated Amortization
Intellectual property	$1,000	$900
Patents	14,320	14,320

December 31, 2017	Gross Carrying Value	Accumulated Amortization
Intellectual property	$1,000	$800
Patents	14,320	14,320

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

For the period ending June 30, 2018

(Unaudited)

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

EXPENSES

Operating expenses encompass research and development, professional fees and selling general and administrative expenses. Total operating expenses were $445,537 and $337,137 for the six months ended June 30, 2018 and 2017, respectively. Total operating expenses consisted of the following.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $37,593 and $25,581 for the six months ended June 30, 2018 and 2017, respectively.

PROFESSIONAL FEES

Professional services are principally comprised of outside legal, audit and consulting services as well as the costs related to being a publicly traded company. Total professional fees were $288,602 and $182,397 for the six months ended June 30, 2018 and 2017, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of management fees, technology services, public relations and travel expenses. Total selling, general and administrative expenses were $119,342 and $129,159 for the six months ended June 30, 2018 and 2017, respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2018 or December 31, 2017.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending June 30, 2018

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2018. As of June 30, 2018, the common stock equivalents have not been included as they are anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	June 30,	December 31,
	2018	2017
Options to purchase shares of common stock	14,265	14,265
Series A convertible preferred stock	50,000,000	50,000,000
Total potentially dilutive shares	50,007,530	50,007,530

___________

* Options to purchase shares are calculated in accordance with employment agreements.

** Total potentially dilutive shares reflect a 10 for 1 conversion into common shares per its designation.

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

Share-based expense for the six months ended June 30, 2018 and 2017 was $234,233 and $1,089,446 respectively.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of June 30, 2018 and December 31, 2017.

RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial statements.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending June 30, 2018

(Unaudited)

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

The Company has capitalized the legal expenses associated with filing applications with the United States Patent and Trademark Office. At June 30, 2018, the Company has capitalized $14,320. The Company has recorded $14,320 of impairment loss for the patent application process as of December 31, 2017.

The Company recognized amortization expense of $100 for the six months ended June 30, 2018 and 2017. The Company has accumulated amortization of $900 as of June 30, 2018.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

POWER UP LENDING GROUP

On October 31, 2017; The Company executed a convertible promissory note with Power Up Lending Group, Ltd. The note carries a principal balance of $33,000 together with an interest rate of eight (8%) per annum and a maturity date of August 15, 2018. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. As of June 30, 2018, the principal balance of $33,000 has been paid in full along with all accrued interest.

THUNDER ENERGIES CORPORATION
Notes to Condensed Financial Statements
For the period ending June 30, 2018
(Unaudited)

On November 30, 2017; The Company executed a convertible promissory note with Power Up Lending Group, Ltd. The note carries a principal balance of $33,000 together with an interest rate of eight (8%) per annum and a maturity date of September 10, 2018. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. As of June 30, 2018, the principal balance of $33,000 has been paid in full along with all accrued interest.

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

On April 5, 2018; The Company executed a convertible promissory note with Power Up Lending Group, Ltd. The note carries a principal balance of $33,000 together with an interest rate of eight (8%) per annum and a maturity date of January 30, 2019. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid.

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

The Company accounts for this embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At June 30, 2018 and December 31, 2017, the derivative liability associated with Power up lending was $189,159 and $116,654, respectively.

Convertible Notes payable consisted of the following:

	June 30, 2018	December 31, 2017
Convertible notes payable:	$96,000	$66,000
Debt discount	(28,394)	(49,134)
Convertible notes payable net of debt discount	$67,606	$16,866

Accrued interest	3,587	665

Current portion of convertible note payable and interest	$71,193	$17,531

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending June 30, 2018

(Unaudited)

NOTE 6 – ACCRUED INTEREST

The Company’s accrued interest consisted of the following:

	June 30, 2018	December 31, 2017
Accrued Interest
Power Up Lending Group	$3,587	$665
Note payable related party	37,627	32,597
Total Accrued Interest	$41,214	$33,262

NOTE 7– SHAREHOLDERS’ EQUITY

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

For the period ending June 30, 2018

(Unaudited)

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

For the period ending June 30, 2018

(Unaudited)

On March 29, 2018 the Company issued 75,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $7,117.

On March 29, 2018 the Company issued 663,856 shares to related parties for conversion of accrued compensation of $63,000, recorded at the fair market value of the share price.

On April 5, 2018 the Company issued 250,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $19,750.

On April 9, 2018 the Company issued 250,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $17,500.

On April 27, 2018 the Company issued 300,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $10,050.

On May 2, 2018, the Company issued 840,336 shares, at $0.0119 per share, to Power Up Lending Group Ltd., an unrelated party, as reduction of $10,000 in principal toward its convertible note payable. The shares were issued at a discount to the market. Fair Market Value on May 2, 2018 was $0.035 per share.

On May 7, 2018 the Company issued 1,1000,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $34,100.

On May 14, 2018, the Company issued 943,396 shares, at $0.0106 per share, to Power Up Lending Group Ltd., an unrelated party, as reduction of $10,000 in principal toward its convertible note payable. The shares were issued at a discount to the market. Fair Market Value on May 14, 2018 was $0.028 per share.

On May 24, 2018, the Company issued 1,041,667 shares, at $0.0096 per share, to Power Up Lending Group Ltd., an unrelated party, as reduction of $10,000 in principal toward its convertible note payable. The shares were issued at a discount to the market. Fair Market Value on May 24, 2018 was $0.0161 per share.

On June 4, 2018, the Company issued 2,341,176 shares, at $0.0068 per share, to Power Up Lending Group Ltd., an unrelated party, as reduction of $14,600 in principal and $1,320 in accrued interest toward its convertible note payable. The shares were issued at a discount to the market. Fair Market Value on June 4, 2018 was $0.03 per share.

On June 6, 2018, the Company issued 1,738,235 shares, at $0.0068 per share, to Power Up Lending Group Ltd., an unrelated party, as reduction of $11,820 in principal toward its convertible note payable. The shares were issued at a discount to the market. Fair Market Value on Jun 6, 2018 was $0.0127 per share.

On June 12, 2018, the Company issued 1,703,125 shares, at $0.0064 per share, to Power Up Lending Group Ltd., an unrelated party, as reduction of $9,580 in principal and $1,320 in accrued interest toward its convertible note payable. The shares were issued at a discount to the market. Fair Market Value on June 12, 2018 was $0.0113 per share.

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

For the period ending June 30, 2018

(Unaudited)

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

At June 30, 2018 and December 31, 2017, there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

OPTIONS AND WARRANTS

In accordance with employment agreements, common stock options are issued annually to the officers of the Company. The number of shares is determined by the number of shares outstanding at the end of the year at a percentage per the employment agreements, as described below. The strike price is the fair value trading price as of the anniversary date of the employment agreements. The options are based on the number of shares outstanding of the Company at the year end, at an exercise price at market price at the employment agreements annual anniversary, July 25th. As of June 30, 2018, the officers are entitled to 14,265 options, at an average exercise price of $0.3498. There is no expiration date to these options and only vest upon a change in control. The options were valued at $4,540, however no expense has been recognized with the associated options, as no options have vested or are considered by management to probable vest. The options were valued using the Black Scholes Method, using the following assumptions:

Weighted Average:
Risk-free interest rate	1.24%
Expected lives (years)	10.0
Expected price volatility	161.40%
Dividend rate	0.0%
Forfeiture Rate	0.0%

There are no other warrants or options outstanding to acquire any additional shares of common stock of the Company as of June 30, 2018.

NOTE 8– RELATED PARTY TRANSACTIONS

ADVANCES, PAYABLES AND ACCRUALS

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the employment agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of June 30, 2018 and December 31, 2017 accrued expenses were $63,000 and $0, respectively.

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

For the six months ended June 30, 2018 and 2017 our Chief Executive Officer, Dr. Ruggero M. Santilli and immediate family members have loaned the company $27,000 and $29,500, respectively for operations. For the six months ended June 30, 2018 and 2017 the Company repaid the principal amounts by $25,500 and $30,000, respectively.

At June 30, 2018 and December 31, 2017 the demand notes accumulative balances were $521,500 and $520,000, respectively. Accrued interest at June 30, 2018 and December 31, 2017 was $37,627 and $32,597, respectively.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending June 30, 2018

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 10– SUBSEQUENT EVENTS

On August 6, 2018, the Company issued 2,181,818 shares, at $0.0055 per share, to Power Up Lending Group Ltd., an unrelated party, as reduction of $12,000 in principal toward its convertible note payable. The shares were issued at a discount to the market. Fair Market Value on August 6, 2018 was $0.0124 per share.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Energies Corporation for the period ended June 30, 2018 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

The Division of Nuclear Instruments is producing, selling and servicing new equipment producing on demand a flux of low energy neutrons synthesized from a hydrogen gas called Directional Neutron Source (DNS). This equipment is particularly suited to scan suitcases in airports for the detection of concealed nuclear materials such as Uranium 235. The equipment is also particularly suited to identify the existence and the concentration of precious metals in mining operations, for the test of large naval welds and other applications. One Directional neutron Source has been sold to a European customer and the company is now organizing its production and sale. The Company has filed research grant applications to the Defense Threat reduction Agency and DARPA for the completion of the available Directional neutron Source into a Nuclear Weapon detection Station. Funds expected from this filing are primarily intended to continue the development of this new neutron technology for the advancement of our national security. The Division of Optical Equipment is producing, selling and servicing a basically new telescope with concave lenses, known as the Santilli telescope, for the detection of images produced by antimatter light known as isodual light. In particular, TEC-DOE is producing, selling and servicing pairs of 70 mm, 100 mm, 150 mm and 200 mm Galileo and Santilli telescopes where the Galileo telescope is needed to focus images in the Santilli telescope. Besides new astrophysical detections, TEC pairs of Galileo and Santilli telescopes are useful for a comprehensive surveillance of civilian, industrial and military installations since they can identify images produced by all possible forms of light, the conventional light and the new isodual light. Three TEC Surveillance Stations are now operational, one in the USA and two in Europe.

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

We have already taken advantage of these reduced reporting burdens in this Form S-1, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Results of Operations for the three months ended June 30, 2018 and 2017.

Revenues.

Total Revenue. Total revenues for the three months ended June 30, 2018 and 2017 were $0 and $0 respectively.

Expenses.

Total Operating Expenses. Total operating expenses for the three months ended June 30, 2018 and June 30, 2017 were $187,575 and $184,160, respectively. Total operating expenses consisted of research and development of $12,106 and $15,795, respectively; professional fees of $119,865 and $95,337, respectively and selling, general and administrative expenses of $55,604 and $73,028, respectively. Research and development expense decreased by approximately 23% due development of the Neutron Source Directional equipment. Professional fees increased by approximately 26% due to the increase in shares issued for consulting services. Selling, general and administrative expenses decreased by approximately 24% due to operations.

Other Income Expense: Total other income expense for the three months ended June 30, 2018 and 2017 was $19,703 and $149,544, respectively. Other income expense consisted of interest expense of $5,733 and $4,052, respectively; interest expense related to derivative liability of ($2,249) and $26,794, respectively and change in derivatives of $16,219 and $118,698, respectively. Interest expense decreased by approximately 42% due to reduction of notes payable. Interest expense related to derivative liability and change in derivative decreased by approximately 91% due to a reduction of convertible notes payable and derivative liability.

Results of Operations for the six months ended June 30, 2018 and 2017.

Revenues.

Total Revenue. Total revenues for the six months ended June 30, 2018 and 2017 were $0 and $0 respectively.

Expenses.

Total Operating Expenses. Total operating expenses for the six months ended June 30, 2018 and June 30, 2017 were $445,537 and $337,137, respectively. Total operating expenses consisted of research and development of $37,593 and $25,581, respectively; professional fees of $288,602 and $182,397, respectively and selling, general and administrative expenses of $119,342 and $129,159, respectively. Research and development expense increased by approximately 47% due development of the Neutron Source Directional equipment. Professional fees increased by approximately 58% due to the increase in shares issued for consulting services. Selling, general and administrative expenses decreased by approximately 8% due to operations.

Other Income Expense: Total other income expense for the six months ended June 30, 2018 and 2017 was $76,738 and $157,647, respectively. Other income expense consisted of interest expense of $10,591 and $7,194, respectively; interest expense related to derivative liability of $50,740 and $31,800, respectively and change in derivatives of $15,407 and $118,698, respectively. Interest expense increased by approximately 47% due to borrowings for operations. Interest expense related to derivative liability and change in derivative decreased by 66% due to reduction of convertible notes payable and derivative liability.

Financial Condition.

Total Assets. Total assets at June 30, 2018 and December 31, 2017 were $1,528 and $26,552, respectively. Total assets consist of cash of $1,428 and $1,883, respectively; accounts receivable of $0 and $24,469, respectively and intangible assets, net of accumulated amortization and impairment, of $100 and $200, respectively. Total assets decreased by approximately 94%. The main reason for the decrease was the collection all outstanding accounts receivable at June 30, 2018.

Total Liabilities. Total liabilities at June 30, 2018 and December 31, 2017 were $908,259 and $686,782, respectively. Total liabilities consist of accounts payable of $25,780 and $0, respectively; accrued interest of $41,214 and $33,262, respectively; derivative liability of $189,159 and $116,654, respectively; convertible note payable, net of discount of $67,606 and $16,866, respectively; note payable to related parties of $521,500 and $520,000, respectively and accrued compensation, related party of $63,000 and $0, respectively. Total liabilities increased by approximately 32%. Accounts payable increased by 100% due to the expenses associated with the annual audit. Accrued interest increased by approximately 24% due to increase borrowings for operations. Convertible note payable increased by approximately 301% due to the execution of notes payable and proceeds were used for operations. Derivative liability increased by approximately 62% due to executing a convertible note payable. Accrued compensation related party increased by approximately 100% because the accrued compensation was not converted into common shares as previously done.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $522,275 for the six months ended June 30, 2018 and $494,829 for the six months ended June 30, 2017. The Company has accumulated losses totaling $3,513,851 at June 30, 2018. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our shareholders. At June 30, 2018 we had a working capital deficit of $906,731. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the six months ended June 30, 2018 and 2017 were ($97,955) and $6,630, respectively. Net cash used in operating activities includes our net loss, amortization, impairment, Derivative convertible note, stock issued for services, accounts receivable, accrued salaries and accrued interest.

Net cash provided by financing activities for the six months ended June 30, 2018 and 2017 were $97,500 and $52,500, respectively. Net cash provided by financing activities includes proceeds from notes payable- related party of $1,500 and ($500), respectively; proceeds from convertible notes payable of $96,000 and $53,000, respectively.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to implement our strategy. We do not have the necessary cash and revenue to satisfy our cash requirements for the next twelve months. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses. However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(a)(2) of the Securities Act of 1933. See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2018.

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

With respect to the period ending June 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2018, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending June 30, 2018, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

During the three months ended June 30, 2018, the Company issued 765,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $89,834. During the three months ended June 30, 2018 the Company issued 663,856 shares to related parties for accrued compensation, recorded at a fair market value of $63,000. Additional shares of our common stock were issued at fair market value of the share price as set forth in the table below.

Date	Name	Shares	Fair Market Value	Amount
1/12/18	Brian Buckley	100,000	0.1500	15,000
1/12/18	Robert W Debries	100,000	0.1500	15,000
1/16/18	Valerie Eagle	150,000	0.1500	22,500
2/12/18	Jeremy James Bonczkiewics	40,000	0.0804	3,216
2/15/18	Brian Buckley	100,000	0.1000	10,000
2/23/18	Max and Veronica Fomitchev	100,000	0.0850	8,500
3/15/18	Brian Buckley	100,000	0.0850	8,500
3/29/18	Ruggero Santilli	474,183	0.0949	45,000
3/29/18	Carla Santilli	189,673	0.0949	18,000
3/29/18	Valerie Eagle	75,000	0.0949	7,118
04/05/2018	Margaret M. Haberlin Currey	100,000	0.0790	7,900
04/05/2018	Geraldo Deippa Jr.	100,000	0.0790	7,900
04/05/2018	James Bonczkiewics	50,000	0.0790	3,950
04/09/2018	Simone Beghella-Bertoli	100,000	0.0700	7,000
04/09/2018	Robert W deVries	150,000	0.0700	10,500
04/27/2018	Timothy Scott Wainwright	300,000	0.0335	10,050
05/02/2018	Power Up Lending Group	840,336	0.0119	10,000
05/07/2018	Keith Buckley	600,000	0.0310	18,600
05/07/2018	Simone Beghella-Bertoli	500,000	0.0310	15,500
05/14/2018	Power Up Lending Group	943,396	0.0106	10,000
05/24/2018	Power Up Lending Group	1,041,667	0.0096	10,000
06/04/2018	Power Up Lending Group	635,294	0.0068	4,320
06/04/2018	Power Up Lending Group	1,705,882	0.0068	11,600
06/06/2018	Power Up Lending Group	1,738,235	0.0068	11,820
06/12/2018	Power Up Lending Group	1,703,125	0.0064	10,900
04/05/2018	Power Up Lending Group	100,000	0.0790	7,900

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description			Location Reference

(a)	Financial Statements		Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

(3.0)	Articles of Incorporation

	(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on July 21, 2011	See Exhibit Key

	(3.2)	Amendment to Articles of Incorporation dated July 29, 2013	See Exhibit Key

	(3.3)	Amendment to Articles of Incorporation dated October 7, 2013	See Exhibit Key

	(3.4)	Amendment to Articles of Incorporation dated April 25, 2014	File herewith

	(3.5)	Bylaws filed with Form 10 Registration Statement on July 21, 2011.	See Exhibit Key

(10.1	Stock Purchase Agreement with Northbridge Financial, Inc.		See Exhibit Key

(11.1)	Statement re: computation of per share Earnings.		Note 3 to Financial Stmts.

(14.1)	Code of Ethics		See Exhibit Key

(31.1)	Certificate of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certification of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.2	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.3	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.5	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.0	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 2, 2018.

14.0	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on January 17, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer,	August 13, 2018
Dr. Ruggero M. Santilli	Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors

