Form 10-Q
period 2018-09-30
Thunder Energies Corp
filed 2018-11-07
CIK 1524872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of October 30, 2018 was 93,585,153.

Part I. Financial Information

Item 1. Financial Statements.

THUNDER ENERGIES CORPORATION Condensed Balance Sheets (Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$764	$1,883
Accounts receivable	---	24,469
Total Current Assets	764	26,352

Non-current assets
Intangible assets, net of accumulated amortization and impairment of $15,270 and $15,120, respectively	50	200
Total non-current assets	50	200

TOTAL ASSETS	$814	$26,552

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$25,780	$ ---
Accrued interest	44,747	33,262
Accrued compensation, related party	126,000	---
Derivative liability	131,968	116,654
Convertible note payable, net of discount of $367 and $49,134, respectively	71,633	16,866
Note payable, related parties	536,100	520,000
Total Current Liabilities	936,228	686,782

TOTAL LIABILITIES	936,228	686,782

COMMITMENTS AND CONTINGENCIES

Stockholders’ Deficit
Preferred stock: $0.001 par value, 750,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: $0.001 par value 900,000,000 authorized; 71,245,132 and 44,904,708 shares issued and outstanding, respectively	71,245	44,905
Additional paid in capital	2,597,875	2,236,440
Accumulated deficit	(3,654,535)	(2,991,576)
Total Stockholders’ Deficit	(935,414)	(660,230)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$814	$26,552

See notes to financial statements

THUNDER ENERGIES CORPORATION Condensed Statements of Operations (Unaudited)

	For the Three Months Ended				For the Nine months Ended
	September 30,				September 30,
	2018		2017		2018		2017

REVENUE	$	---	$	---	$	---	$	---

OPERATING EXPENSES
Research and development		1,943		45,229		39,536		70,810
Professional fees		111,716		55,775		400,318		238,172
Selling, general and administrative expenses		52,655		51,881		171,997		181,040
Total operating expenses		166,314		152,885		611,851		490,022

Net loss from operations		(166,314)		(152,885)		(611,851)		(490,022)

Other income (expense)
Interest expense		(3,534)		(24,654)		(14,125)		(31,848)
Interest expense related to derivative liability		(28,027)		31,800		(78,767)		---
Change in derivative		57,191		118,698		41,784		---
Net loss before income taxes		(140,684)		(27,041)		(662,959)		(521,870)

Income taxes		---		---		---		---

Net loss		$(140,684)		$(27,041)		$(662,959)		$(521,870)

Basic and diluted loss per share		$(0.00)		$(0.00)		$(0.01)		$(0.02)

Weighted average number of shares outstanding		65,547,172		36,487,737		53,897,733		25,218,938

See notes to financial statements

THUNDER ENERGIES CORPORATION Condensed Statements of Cash Flows (Unaudited)

	For the Nine months Ended
	September 30,
	2018		2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(662,959)		$(521,870)
Adjustment to reconcile net loss to net cash used in in operations:
Amortization		150		150
Change in fair market value of derivatives		(41,784)		---
Amortization of debt discount		78,767		---
Stock issued for services provided		322,233		1,111,360
Changes in assets and liabilities:
Increase (decrease) in operating liabilities:
Accounts receivable		24,469		---
Accounts payable		25,780		450
Accrued expenses – related party		126,000		(802,846)
Deposits		---		170,012
Accrued interest		14,125		8,823
Net Cash used in operating activities		(113,219)		(33,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans		41,600		29,500
Principal payments on shareholder loans		(25,500)		(40,000)
Proceeds from convertible notes payable		96,000		---
Proceeds from the sale of stock		---		80,000
Net Cash provided by financing activates		112,100		69,500

Net increase in cash		(1,119)		35,579

Cash
Beginning of period		1,883		961
End of period		$764		$36,540

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

Non-cash transactions:
Original discount recorded on the recognition of notes with derivative liabilities		$96,000	$	---
Extinguishment of derivative liability related to debt conversions		$174,306	$	---
Debt/accrued interest converted into common stock		$68,641	$	---

See notes to financial statements.

THUNDER ENERGIES CORPORATION Notes to Condensed Financial Statements For the period ending September 30, 2018 (Unaudited)

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

The business of Thunder Energies Corporation (“TEC”) is focused, depending on funding, on the manufacturing, sale and service of three new cutting-edge technologies (patents and trademarks pending): the new Santilli telescopes with concave lenses; the new hadronic reactors for the synthesis of the neutron from the hydrogen gas, and the new HyperFurnaces for the full combustion of fossil fuels.

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

BASIS OF PRESENTATION AND USE OF ESTIMATES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

THUNDER ENERGIES CORPORATION Notes to Condensed Financial Statements For the period ending September 30, 2018 (Unaudited)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $764 at September 30, 2018 and $1,883 at December 31, 2017.

ACCOUNTS RECEIVABLE

The Company’s accounts receivable result from revenues earned but not collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering several factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $0 and $0 as of September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018, the Company had no accounts receivable. At December 31, 2017 the Company had accounts receivable from one customer which individually represented 100% of total accounts receivable. The customer received shipment of a Neutron Source Directional Equipment shortly before December 31, 2017 and 100% of accounts receivable were collected in January of 2018. The balance of accounts receivable at September 30, 2018 and December 31, 2017 were $0 and $24,469, respectively.

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

THUNDER ENERGIES CORPORATION Notes to Condensed Financial Statements For the period ending September 30, 2018 (Unaudited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized on a straight-line method on the basis of a useful life of 5 to 17 years. The balance at September 30, 2018 and December 31, 2017 was $50 and $200, respectively.

September 30, 2018	Gross Carrying Value	Accumulated Amortization
Intellectual property	$1,000	$950
Patents	14,320	14,320

December 31, 2017	Gross Carrying Value	Accumulated Amortization
Intellectual property	$1,000	$800
Patents	14,320	14,320

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

THUNDER ENERGIES CORPORATION Notes to Condensed Financial Statements For the period ending September 30, 2018 (Unaudited)

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

EXPENSES

Operating expenses encompass research and development, professional fees and selling general and administrative expenses. Total operating expenses were $611,851 and $490,022 for the nine months ended September 30, 2018 and 2017, respectively. Total operating expenses consisted of the following.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $39,536 and $70,810 for the nine months ended September 30, 2018 and 2017, respectively.

PROFESSIONAL FEES

Professional services are principally comprised of outside legal, audit and consulting services as well as the costs related to being a publicly traded company. Total professional fees were $400,318 and $238,172 for the nine months ended September 30, 2018 and 2017, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of management fees, technology services, public relations and travel expenses. Total selling, general and administrative expenses were $171,997 and $181,040 for the nine months ended September 30, 2018 and 2017, respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2018 or December 31, 2017.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2018. As of September 30, 2018, the common stock equivalents have not been included as they are anti-dilutive.

THUNDER ENERGIES CORPORATION Notes to Condensed Financial Statements For the period ending September 30, 2018 (Unaudited)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	September 30,	December 31,
	2018	2017
Options to purchase shares of common stock	14,265	14,265
Series A convertible preferred stock	50,000,000	50,000,000
Total potentially dilutive shares	50,007,530	50,007,530

_____________

*	Options to purchase shares are calculated in accordance with employment agreements.

**-	Total potentially dilutive shares reflect a 10 for 1 conversion into common shares per its designation.

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

Share-based expense for the nine months ended September 30, 2018 and 2017 was $322,233 and $1,111,360 respectively.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of September 30, 2018 and December 31, 2017.

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

THUNDER ENERGIES CORPORATION Notes to Condensed Financial Statements For the period ending September 30, 2018 (Unaudited)

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

The Company has capitalized the legal expenses associated with filing applications with the United States Patent and Trademark Office. At September 30, 2018, the Company has capitalized $14,320. The Company has recorded $14,320 of impairment loss for the patent application process as of December 31, 2017.

The Company recognized amortization expense of $150 for the nine months ended September 30, 2018 and 2017. The Company has accumulated amortization of $950 as of September 30, 2018.

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

THUNDER ENERGIES CORPORATION Notes to Condensed Financial Statements For the period ending September 30, 2018 (Unaudited)

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

The Company accounts for this embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At September 30, 2018 and December 31, 2017, the derivative liability associated with Power up lending was $131,968 and $116,654, respectively.

Convertible Notes payable consisted of the following:

	September 30, 2018	December 31, 2017
Convertible notes payable:	$72,000	$66,000
Debt discount	(367)	(49,134)
Convertible notes payable net of debt discount	$71,633	$16,866

Accrued interest	4,266	665

Current portion of convertible note payable and interest	$75,899	$17,531

NOTE 6 – ACCRUED INTEREST

The Company’s accrued interest consisted of the following:

	September 30, 2018	December 31, 2017
Accrued Interest
Power Up Lending Group	$4,266	$665
Note payable related party	40,481	32,597
Total Accrued Interest	$44,747	$33,262

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

THUNDER ENERGIES CORPORATION Notes to Condensed Financial Statements For the period ending September 30, 2018 (Unaudited)

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

THUNDER ENERGIES CORPORATION Notes to Condensed Financial Statements For the period ending September 30, 2018 (Unaudited)

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

THUNDER ENERGIES CORPORATION Notes to Condensed Financial Statements For the period ending September 30, 2018 (Unaudited)

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

On July 19, 2018, the Company issued 2,010,050 shares, at $0.00597 per share, to Power Up Lending Group Ltd., an unrelated party, as reduction of $12,000 in principal toward its convertible note payable. The shares were issued at a discount to the market. Fair Market Value on July 19, 2018 was $0.013 per share.

On July 25, 2018 the Company issued 5,800,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $58,000.

On August 6, 2018, the Company issued 2,181,818 shares, at $0.0055 per share, to Power Up Lending Group Ltd., an unrelated party, as reduction of $12,000 in principal toward its convertible note payable. The shares were issued at a discount to the market. Fair Market Value on August 6, 2018 was $0.0124 per share.

On September 18, 2018 the Company issued 4,411,765 shares to non-related party for services, recorded at the fair market value of the share price, in the amount of $30,000.

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

At September 30, 2018 and December 31, 2017, there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

THUNDER ENERGIES CORPORATION Notes to Condensed Financial Statements For the period ending September 30, 2018 (Unaudited)

OPTIONS AND WARRANTS

In accordance with employment agreements, common stock options are issued annually to the officers of the Company. The number of shares is determined by the number of shares outstanding at the end of the year at a percentage per the employment agreements, as described below. The strike price is the fair value trading price as of the anniversary date of the employment agreements. The options are based on the number of shares outstanding of the Company at the year end, at an exercise price at market price at the employment agreements annual anniversary, July 25th. As of September 30, 2018, the officers are entitled to 14,265 options, at an average exercise price of $0.3498. There is no expiration date to these options and only vest upon a change in control. The options were valued at $4,540, however no expense has been recognized with the associated options, as no options have vested or are considered by management to probable vest. The options were valued using the Black Scholes Method, using the following assumptions:

Weighted Average:
Risk-free interest rate	1.24%
Expected lives (years)	10.0
Expected price volatility	161.40%
Dividend rate	0.0%
Forfeiture Rate	0.0%

There are no other warrants or options outstanding to acquire any additional shares of common stock of the Company as of September 30, 2018.

NOTE 8– RELATED PARTY TRANSACTIONS

ADVANCES, PAYABLES AND ACCRUALS

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the employment agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of September 30, 2018 and December 31, 2017 accrued expenses were $126,000 and $0, respectively.

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

For the nine months ended September 30, 2018 and 2017 our Chief Executive Officer, Dr. Ruggero M. Santilli and immediate family members have loaned the company $41,600 and $29,500, respectively for operations. For the nine months ended September 30, 2018 and 2017 the Company repaid the principal amounts by $25,500 and $40,000, respectively.

At September 30, 2018 and December 31, 2017 the demand notes accumulative balances were $536,100 and $520,000, respectively. Accrued interest at September 30, 2018 and December 31, 2017 was $40,481 and $32,597, respectively.

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

THUNDER ENERGIES CORPORATION Notes to Condensed Financial Statements For the period ending September 30, 2018 (Unaudited)

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

NOTE 10– SUBSEQUENT EVENTS

On October 5, 2018 the Company issued 1,000,000 shares to non-related party for services, recorded at the fair market value of the share price, in the amount of $7,400.

On October 8, 2018, the Company issued 2,348,571 shares, at $0.0035 per share, to Power Up Lending Group Ltd., an unrelated party, as reduction of $7,100 in principal and $1,120 in accrued interest toward its convertible note payable. The shares were issued at a discount to the market. Fair Market Value on October 8, 2018 was $0.0084 per share.

On October 11, 2018, the Company issued 3,428,571 shares, at $0.0035 per share, to Power Up Lending Group Ltd., an unrelated party, as reduction of $12,000 in principal toward its convertible note payable. The shares were issued at a discount to the market. Fair Market Value on October 11, 2018 was $0.012 per share.

On October 17, 2018, the Company issued 3,837,143 shares, at $0.0035 per share, to Power Up Lending Group Ltd., an unrelated party, as reduction of $13,430 in principal toward its convertible note payable. The shares were issued at a discount to the market. Fair Market Value on October 17, 2018 was $0.0083 per share.

On October 19, 2018, the Company issued 3,840,000 shares, at $0.0035 per share, to Power Up Lending Group Ltd., an unrelated party, as reduction of $12,040 in principal toward its convertible note payable. The shares were issued at a discount to the market. Fair Market Value on October 19, 2018 was $0.0075 per share.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Energies Corporation for the period ended September 30, 2018 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Additionally, the business of Thunder Energies Corporation (“TEC”) is focused on the development of a new clean combustion of fossil fuels (oil, diesel, coal, etc.) with controlled minimal contaminants in the exhaust. Our business objective is achieved via new forms of processing fossil fuels, new additives to the combustion and the assistance of a high voltage electric discharges (patents pending) that burn combustible contaminants in fossil fuel exhaust while providing added on clean energy. The expected principal product, depending on funding, is a new type of furnace for the clean combustion of fossil fuel that will be available in various type and sizes and various type of energy application, from home heating to large plants for the clean production of electricity. The expected services are to be rendered by providing technical assistance to the market consisting of existing fossil fuel electric power plants for their decrease of pollutants in the exhaust and their verification of EPA regulations on the release of contaminants in the atmosphere. A prototype new furnace is expected to be available within one year following the availability of the necessary funds. As we are a development stage company, we have not yet generated any revenue from the assets that were recently assigned to and acquired by the Company, including the Hadronic reactors. The Hadronic reactors have been utilized to test and confirm the technology for ultimate inclusion in the new furnaces.

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

Results of Operations for the three months ended September 30, 2018 and 2017.

Revenues.

Total Revenue. Total revenues for the three months ended September 30, 2018 and 2017 were $0 and $0 respectively.

Expenses.

Total Operating Expenses. Total operating expenses for the three months ended September 30, 2018 and September 30, 2017 were $166,314 and $152,885, respectively. Total operating expenses consisted of research and development of $1,943 and $45,229, respectively; professional fees of $111,716 and $55,775, respectively and selling, general and administrative expenses of $52,655 and $51,881, respectively. Research and development expense decreased by approximately 96% primarily due to the development of the Neutron Source Directional equipment mostly completed. Professional fees increased by approximately 101% due to the increase in shares issued for consulting services. Selling, general and administrative expenses increased by approximately 2% due to operations.

Other Income Expense: Total other income expense for the three months ended September 30, 2018 and 2017 was $25,630 and $125,844, respectively. Other income expense consisted of interest expense of ($3,534) and ($24,654), respectively; interest expense related to derivative liability of ($28,027) and $31,800, respectively and change in derivatives of $57,191 and $118,698, respectively. Interest expense decreased by approximately 85% due to reduction of notes payable. Interest expense related to derivative liability and change in derivative decreased by approximately 239% due to a reduction of convertible notes payable and derivative liability.

Results of Operations for the nine months ended September 30, 2018 and 2017.

Revenues.

Total Revenue. Total revenues for the nine months ended September 30, 2018 and 2017 were $0 and $0 respectively.

Expenses.

Total Operating Expenses. Total operating expenses for the nine months ended September 30, 2018 and September 30, 2017 were $611,851 and $490,022, respectively. Total operating expenses consisted of research and development of $39,536 and $70,810, respectively; professional fees of $400,318 and $238,172, respectively and selling, general and administrative expenses of $171,997 and $181,040, respectively. Research and development expense decreased by approximately 44% due development of the Neutron Source Directional equipment mostly completed. Professional fees increased by approximately 68% due to the increase in shares issued for consulting services. Selling, general and administrative expenses decreased by approximately 5% due to operations.

Other Income Expense: Total other income expense for the nine months ended September 30, 2018 and 2017 was ($51,108) and ($31,848), respectively. Other income expense consisted of interest expense of ($14,125) and ($31,848), respectively; interest expense related to derivative liability of ($78,767) and $0, respectively and change in derivatives of $41,784 and $0, respectively. Interest expense increased by approximately 56% due to borrowings for operations. Interest expense related to derivative liability and change in derivative decreased by 100% due to reduction of convertible notes payable and derivative liability.

Financial Condition.

Total Assets. Total assets at September 30, 2018 and December 31, 2017 were $814 and $26,552, respectively. Total assets consist of cash of $764 and $1,883, respectively; accounts receivable of $0 and $24,469, respectively and intangible assets, net of accumulated amortization and impairment, of $50 and $200, respectively. Total assets decreased by approximately 97%. The main reason for the decrease was the collection all outstanding accounts receivable at September 30, 2018.

Total Liabilities. Total liabilities at September 30, 2018 and December 31, 2017 were $936,228 and $686,782, respectively. Total liabilities consist of accounts payable of $25,780 and $0, respectively; accrued interest of $44,747 and $33,262, respectively; derivative liability of $131,968 and $116,654, respectively; convertible note payable, net of discount of $71,633 and $16,866, respectively; note payable to related parties of $536,100 and $520,000, respectively and accrued compensation, related party of $126,000 and $0, respectively. Total liabilities increased by approximately 36%. Accounts payable increased by 100% due to the expenses associated with the annual audit. Accrued interest increased by approximately 35% due to increase borrowings for operations. Convertible note payable increased by approximately 324% due to the execution of notes payable and proceeds were used for operations. Derivative liability increased by approximately 13% due to executing a convertible note payable. Accrued compensation related party increased by approximately 100% because the accrued compensation was not converted into common shares as previously done.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $662,959 for the nine months ended September 30, 2018 and $521,870 for the nine months ended September 30, 2017. The Company has accumulated losses totaling $3,654,535 at September 30, 2018. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our shareholders. At September 30, 2018 we had a working capital deficit of $935,414. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the nine months ended September 30, 2018 and 2017 were ($113,219) and ($33,921), respectively. Net cash used in operating activities includes our net loss, amortization, impairment, Derivative convertible note, stock issued for services, accounts receivable, accrued salaries and accrued interest.

Net cash provided by financing activities for the nine months ended September 30, 2018 and 2017 were $112,100 and $69,500, respectively. Net cash provided by financing activities includes proceeds from notes payable- related party of $16,100 and ($10,500), respectively; proceeds from convertible notes payable of $96,000 and $0, respectively and proceed from sale of stock of $0 and $80,000, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2018.

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

With respect to the period ending September 30, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2018, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending September 30, 2018, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

During the nine months ended September 30, 2018, the Company issued 765,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $89,834. During the nine months ended September 30, 2018 the Company issued 663,856 shares to related parties for accrued compensation, recorded at a fair market value of $63,000. Additional shares of our common stock were issued at fair market value of the share price as set forth in the table below.

Date	0Name	Shares	Fair Market Value	Amount
1/12/18	Brian Buckley	100,000	0.1500	15,000
1/12/18	Robert W Debries	100,000	0.1500	15,000
1/16/18	Valerie Eagle	150,000	0.1500	22,500
2/12/18	Jeremy James Bonczkiewics	40,000	0.0804	3,216
2/15/18	Brian Buckley	100,000	0.1000	10,000
2/23/18	Max and Veronica Fomitchev	100,000	0.0850	8,500
3/15/18	Brian Buckley	100,000	0.0850	8,500
3/29/18	Ruggero Santilli	474,183	0.0949	45,000
3/29/18	Carla Santilli	189,673	0.0949	18,000
3/29/18	Valerie Eagle	75,000	0.0949	7,118
04/05/2018	Margaret M. Haberlin Currey	100,000	0.0790	7,900
04/05/2018	Geraldo Deippa Jr.	100,000	0.0790	7,900
04/05/2018	James Bonczkiewics	50,000	0.0790	3,950
04/09/2018	Simone Beghella-Bertoli	100,000	0.0700	7,000
04/09/2018	Robert W deVries	150,000	0.0700	10,500
04/27/2018	Timothy Scott Wainwright	300,000	0.0335	10,050
05/02/2018	Power Up Lending Group	840,336	0.0119	10,000
05/07/2018	Keith Buckley	600,000	0.0310	18,600
05/07/2018	Simone Beghella-Bertoli	500,000	0.0310	15,500
05/14/2018	Power Up Lending Group	943,396	0.0106	10,000
05/24/2018	Power Up Lending Group	1,041,667	0.0096	10,000
06/04/2018	Power Up Lending Group	635,294	0.0068	4,320
06/04/2018	Power Up Lending Group	1,705,882	0.0068	11,600
06/06/2018	Power Up Lending Group	1,738,235	0.0068	11,820
06/12/2018	Power Up Lending Group	1,703,125	0.0064	10,900
04/05/2018	Power Up Lending Group	100,000	0.0790	7,900
07/19/2018	Power Up Lending Group	2,010,050	0.0060	12,000
07/25/2018	Simone Beghella-Bartoli	500,000	0.0100	5,000
07/25/2018	Geraldo Dieppa, Jr.	500,000	0.0100	5,000
07/25/2018	Brian Buckley	2,800,000	0.0100	28,000
07/25/2018	Margaret M Haberlin Currey	1,000,000	0.0100	10,000
07/25/2018	Robert W DeVries	1,000,000	0.0100	10,000
08/06/2018	Power UP Lending Group	2,181,818	0.0055	12,000
08/28/2018	Brian Buckley	4,411,756	0.0068	30,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

		(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on July 21, 2011	See Exhibit Key

		(3.2)	Amendment to Articles of Incorporation dated July 29, 2013	See Exhibit Key

		(3.3)	Amendment to Articles of Incorporation dated October 7, 2013	See Exhibit Key

		(3.4)	Amendment to Articles of Incorporation dated April 25, 2014	See Exhibit Key

		(3.5)	Bylaws filed with Form 10 Registration Statement on July 21, 2011.	See Exhibit Key

	(10.1)	Stock Purchase Agreement with Northbridge Financial, Inc.		See Exhibit Key

(11.1)	Statement re: computation of per share Earnings.	Note 3 to Financial Stmts.

(14.1)	Code of Ethics	See Exhibit Key

(31.1)	Certificate of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32.1)	Certification of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(101.INS)	XBRL Instance Document	Filed herewith

(101.SCH)	XBRL Taxonomy Ext. Schema Document	Filed herewith

(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document	Filed herewith

(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document	Filed herewith

(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document	Filed herewith

(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document	Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.2	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.3	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.4	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 13, 2018.

3.5	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.0	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 2, 2018.

14.0	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on January 17, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer,	November 7, 2018
Dr. Ruggero M. Santilli	Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors

