Form 10-K
period 2018-12-31
Thunder Energies Corp
filed 2019-03-14
CIK 1524872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the resistant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation s-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, emerging growth company or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s Common Stock, $0.001 par value, as of March 5, 2019 was 116,064,237 shares.

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

Fiscal Year Ended December 31, 2018

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Thunder Energies Corporation for the year ended December 31, 2018 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Estimate Of The Amount Of Money Spent During Each Of The Last Two Fiscal Years On Research And Development

Related entities have spent $126K and $57K in 2017 and 2018, respectively, for the development of the Directional Neutron Source and of the Santilli telescope. All funding for the development of our products to date has been derived from related entities, IBR and HyFuels, which are beneficially controlled by our Chief Executive Officer, Dr. Ruggero M. Santilli.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

We are presently traded on the OTC Pink Market under the ticker symbol TNRG. Our stock has been thinly traded during the past two fiscal years. Moreover, we do not believe that any institutional or other large-scale trading of our stock has occurred or will in fact occur in the near future unless we are successful in funding and implementing our business plan, are successful in returning to the NASDAQ Exchange, or both. The following table sets forth information as reported by the OTC Markets Group for the high and low bid and ask prices for each of the eight quarters ending December 31, 2018. The following prices reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transactions.

	High	Low
Quarters ending in 2017
March 31	$0.51	$0.10
June 30	0.25	0.05
September 30	0.185	0.07
December 31	$0.15	$0.065
Quarters ending in 2018
March 31	$0.0949	$0.0457
June 30	0.014	0.0098
September 30	0.0095	0.0075
December 31	$0.0041	$0.0037

(b) Holders

As of December 31, 2018, the Company had 70 certificate holders of record. This number includes one position at Cede & Co., of which Company principals are not aware how many shareholders hold the shares in street name. The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

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

Holders.

On December 31, 2018, there were 69 unique certificate holders/shareholders of record of our common stock without including those shareholders whose Company common stock is held in street name. As of March 5, 2019, there are 116,064,237 shares of our Common Stock issued and outstanding.

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

Recent Sales of Unregistered Securities.

COMMON STOCK

During the periods ending December 31, 2016, December 31, 2017 and December 31, 2018, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

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

On September 18, 2018, the Company issued 4,411,765 shares to non-related party for services, recorded at the fair market value of the share price, in the amount of $30,000.

On October 5, 2018, the Company issued 1,000,000 shares to non-related party for services, recorded at the fair market value of the share price, in the amount of $7,400.

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

On October 19, 2018, the Company issued 3,840,000 shares, at $0.0035 per share, to Power Up Lending Group Ltd., an unrelated party, as reduction of $12,040 in principal and $1,400 in accrued interest toward its convertible note payable. The shares were issued at a discount to the market. Fair Market Value on October 19, 2018 was $0.0075 per share.

On October 23, 2018, the Company issued 4,272,222 shares, at $0.0036 per share, to Power Up Lending Group Ltd., an unrelated party, as reduction of $15,380 in principal toward its convertible note payable. The shares were issued at a discount to the market. Fair Market Value on October 23, 2018 was $0.0071 per share.

On October 26, 2018, the Company issued 3,613,514 shares, at $0.0037 per share, to Power Up Lending Group Ltd., an unrelated party, as reduction of $12,050 in principal and $1,320 in accrued interest toward its convertible note payable. The shares were issued at a discount to the market. Fair Market Value on October 26, 2018 was $0.0089 per share.

On November 12, 2018, the Company issued 1,000,000 shares to non-related party for services, recorded at the fair market value of the share price, in the amount of $11,500.

On November 30, 2018, the Company issued 5,208,333 shares to non-related party for services, recorded at the fair market value of the share price, in the amount of $36,979.

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

During the twelve months ended December 31, 2018 the Company issued 20,085,098 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $316,613. During the twelve months ended December 31, 2018 the Company issued 663,856 shares to related parties for accrued compensation valued at $63,000. Additional shares of our common stock were issued at fair market value of the share price as set forth in the table below.

Date	Name	Shares	Fair Market Value	Amount
01/12/2018	Brian Buckley	100,000	0.1500	15,000
01/12/2018	Robert W DeBries	100,000	0.1500	15,000
01/16/2018	Valerie Eagle	150,000	0.1500	22,500
02/12/2018	Jeremy James Bonczkiewics	40,000	0.0804	3,216
02/15/2018	Brian Buckley	100,000	0.1000	10,000
02/23/2018	Max and Veronica Fomitchev	100,000	0.1000	10,000
03/15/2018	Brian Buckley	100,000	0.0850	8,500
03/29/2018	Ruggero Santilli	474,183	0.0949	45,000
03/29/2018	Carla Santilli	189,673	0.0949	18,000
03/29/2018	Valerie C Eagle	75,000	0.0949	7,118
04/05/2018	Margaret M. Haberlin Currey	100,000	0.0790	7,900
04/05/2018	Geraldo Deippa Jr.	100,000	0.0790	7,900
04/05/2018	James Bonczkiewics	50,000	0.0790	3,950
04/09/2018	Simone Beghella-Bertoli	100,000	0.0700	7,000
04/09/2018	Robert W deVries	150,000	0.0700	10,500
04/27/2018	Timothy Scott Wainwright	300,000	0.0335	10,050
05/02/2018	Power Up Lending Group Ltd.	840,336	0.0350	29,412
05/07/2018	Keith Buckley	600,000	0.0310	18,600
05/07/2018	Simone Beghella-Bertoli	500,000	0.0310	15,500
05/14/2018	Power Up Lending Group Ltd.	943,396	0.0280	26,415
05/24/2018	Power Up Lending Group Ltd.	1,041,667	0.0162	16,875
06/04/2018	Power Up Lending Group Ltd.	2,341,176	0.0300	70,235
06/06/2018	Power Up Lending Group Ltd.	1,738,235	0.0127	22,076
06/12/2018	Power Up Lending Group Ltd.	1,703,125	0.0113	19,245
07/19/2018	Power Up Lending Group Ltd.	2,010,050	0.0130	26,131
07/25/2018	Simone Beghella-Bertoli	500,000	0.0100	5,000
07/25/2018	Geraldo Deippa Jr.	500,000	0.0100	5,000
07/25/2018	Brian Buckley	2,800,000	0.0100	28,000
07/25/2018	Margaret M. Haberlin Currey	1,000,000	0.0100	10,000
07/25/2018	Robert W deVries	1,000,000	0.0100	10,000
08/06/2018	Power Up Lending Group Ltd.	2,181,818	0.0100	21,818
08/28/2018	Brian Buckley	4,411,765	0.0068	30,000
10/05/2018	Timothy Scott Wainwright	1,000,000	0.0074	7,400
10/08/2018	Power Up Lending Group Ltd.	2,348,571	0.0084	19,728
10/11/2018	Power Up Lending Group Ltd.	3,428,571	0.0120	41,143
10/17/2018	Power Up Lending Group Ltd.	3,837,143	0.0083	31,848
10/19/2018	Power Up Lending Group Ltd.	3,840,000	0.0075	28,800
10/23/2018	Power Up Lending Group Ltd.	4,272,222	0.0071	30,333
10/26/2018	Power Up Lending Group Ltd.	3,613,514	0.0089	32,160
11/12/2018	Timothy Scott Wainwright	1,000,000	0.0115	11,500
11/30/2018	Brian Buckley	5,208,333	0.0071	36,979

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

At December 31, 2018 there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding.

OPTIONS AND WARRANTS

In accordance with employment agreements, common stock options are issued annually to the officers of the Company. The number of shares is determined by the number of shares outstanding at the end of the year at a percentage per the employment agreements, as described below. The strike price is the fair value trading price as of the anniversary date of the employment agreements. The options are based on the number of shares outstanding of the Company at the year end, at an exercise price at market price at the employment agreements annual anniversary, July 25th. As of December 31, 2018, the officers are entitled to 29,887 options, at an average exercise price of $0.2818. There is no expiration date to these options and only vest upon a change in control. The options were valued at $4,695, however no expense has been recognized with the associated options, as no options have vested or are considered by management to probable vest. The options were valued using the Black Scholes Method, using the following assumptions:

Weighted Average:	2018	2017
Risk-free interest rate	2.42%	1.24%
Expected lives (years)	10.0	10.0
Expected price volatility	161.40%	161.40%
Dividend rate	0.0%	0.0%
Forfeiture Rate	0.0%	0.0%

There are no other warrants or options outstanding to acquire any additional shares of common stock of the Company as of December 31, 2018.

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

Estimate Of The Amount Of Money Spent During Each Of The Last Two Fiscal Years On Research And Development

Related entities have spent $126K and $57K in 2017 and 2018, respectively, for the development of the Directional Neutron Source and of the Santilli telescope. All funding for the development of our products to date has been derived from related entities, IBR and HyFuels, which are beneficially controlled by our Chief Executive Officer, Dr. Ruggero M. Santilli.

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

Results of Operations for the years ended December 31, 2018 and December 31, 2017.

Revenues.

Total Revenue. Total revenues for the year ended December 31, 2018 and 2017 were $0 and $194,481 respectively. Revenues decreased by approximately 100% due to no sales during the year.

Expenses.

Total Operating Expenses. Total operating expenses for the years ended December 31, 2018 and December 31, 2017 were $768,627 and $771,059, respectively. Total operating expenses consisted of research and development of $57,285 and $125,664, respectively; professional fees of $488,287 and $403,164, respectively and selling, general and administrative expenses of $223,055 and $242,231, respectively. Research and development expense decreased by approximately 54% due to funding. Professional fees increased by approximately 21% due to the increase in shares issued for consulting services.

Other Income (Expense). Total other income (expense) for the years ended December 31, 2018 and 2017 was ($21,735) and ($52,063), respectively. Other income (expense) consisted of interest expense of ($21,735) and ($35,383), respectively; interest expense related to derivative liability of $0 and ($16,866), respectively and change in derivative of $0 and $186, respectively. Interest expense increased by approximately 39% due to increased borrowings for operations. Interest expense related to derivative liability and change in derivative decreased by 100% due to convertible notes payable being fully paid.

Financial Condition.

Total Assets. Total assets at December 31, 2018 and December 31, 2017 were $7,920 and $26,352, respectively. Total assets consist of cash of $7,920 and $1,883, respectively; accounts receivable of $0 and $24,469, respectively and intangible assets, net of accumulated amortization and impairment, of $0 and $200, respectively. Total assets decreased by approximately 70%. The main reason for the decrease was due to an reduction in accounts receivable of approximately 100% at December 31, 2018.

Total Liabilities. Total liabilities at December 31, 2018 and December 31, 2017 were $573,853 and $686,782, respectively. Total liabilities consist of accrued interest of $124 and $0, respectively; accrued interest related party of $43,349 and $33,262, respectively; derivative liability of $0 and $116,654, respectively; convertible note payable, net of discount of $0 and $16,866, respectively; accrued salaries of $189,000 and $0, respectively; note payable of $60,000 and $0, respectively and note payable to related parties of $281,380 and $520,000, respectively. Total liabilities decreased by approximately 16%. Accrued compensation, related parties increased by approximately 100% due to Dr. Ruggero Santilli and Ms. Carla Santilli converting their outstanding accrued compensation to the Company’s common stock for the year ended December 31, 2017. Accrued interest increased by approximately 100% due to increase borrowings for operations. Accrued interest-related party increased by approximately 30% due to increased borrowings for operations. Convertible note payable decreased by approximately 100% due to the notes being paid in full. Derivative liability decreased by approximately 100% due to the convertible notes being paid in full. Note payable increased by approximately 100%. Note payable related party decreased by approximately 46% due to the Company’s Chief Executive Officer, Dr. Ruggero M. Santilli requesting his note payable due be reduced by $250,000 and a non-related party assumed $60,000 of his notes payable.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $790,362 for the year ended December 31, 2018 and $628,641 for the year ended December 31, 2017. The Company has accumulated losses totaling $3,781,938 at December 31, 2018. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our shareholders. At December 31, 2018 we had a working capital deficit of $565,933. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the years ended December 31, 2018 and 2017 were ($181,890) and ($132,578), respectively. Net cash used in operating activities includes our net loss, amortization, impairment, Derivative convertible note, stock issued for services, accounts receivable, accrued salaries and accrued interest.

Net cash provided by financing activities for the years ended December 31, 2018 and December 31, 2017 were $187,927 and $133,500, respectively. Net cash provided by financing activities includes proceeds from notes payable- related party of $11,380 and ($12,500), respectively; proceeds from notes payable of $60,000 and $0 respectively; proceeds from convertible notes payable of $96,000 and $66,000, respectively and proceeds from the issuance of common stock of $20,547 and $80,000, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2018.

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

As of December 31, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of December 31, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Item 9B. Other Information.

NONE

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The names and ages of our directors and executive officers as of December 31, 2018 are set forth below. Our Bylaws provide for not less than one and not more than seven directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
Dr. Ruggero M. Santilli (1)	83	Chief Executive Officer, Principal Executive Officer, Principal Accounting Officer, Director (1)
Mrs. Carla Santilli (2)	78	Treasurer, Secretary, Director (2)

__________

(1) Dr. Ruggero M. Santilli will serve as a director until the next annual shareholder meeting.

(2) Mrs. Carla Santilli will serve as a director until the next annual shareholder meeting.

Dr. Ruggero M. Santilli, Chief Executive Officer and Director

Dr. Ruggero Maria Santilli is 83 years of age. In the last 5 years Dr. Santilli has served as the Chairman of the Board and Chief Executive Officer for Magnegas Corporation, a publicly traded entity from which he voluntarily resigned on May 30, 2013. Dr. Santilli was born and educated in Italy where he achieved his Ph.D., in mathematics and physics, as well as a chair in nuclear physics at the Avogadro Institute in Turin, Italy. In 1967 Santilli was invited by the University of Miami in Florida to conduct research for NASA and he moved with his family to the U.S.A. where he subsequently became a U.S. citizen. In 1968 he joined the faculty of Boston University, under partial support from the U.S. Air Force, where he taught physics and applied mathematics from prep courses to seminar post-PhD. courses. In 1975-1977 he went to MIT and from 1978 to 1983 he was a member of Harvard University faculty where he received five grants from the U. S. Department of Energy to study a generalization of quantum mechanics and chemistry needed for new clean energies and fuels. Since 1984 he has been the President of the Institute for Basic Research, originally located in a Victorian building inside Harvard University grounds and moved to Florida in 1990. Since his time at Harvard University he studied new clean energies and related chemistry. None of the aforementioned entities are a parent, subsidiary or affiliate of the Company. Dr. Santilli has not engaged in any related party transactions with the Company, except for loans made to the Company. During the years ended December 31, 2018 and 2017, Dr. Santilli and Mrs. Santilli loaned the company $96,800 and $47,700 for operations. During the years ended December 31, 2018 and 2017 the Company paid $85,500 and $60,200 toward the principal of the outstanding loans.

At December 31, 2018 and 2017 the demand notes accumulative balances were $281,380 and $520,000, respectively. Accrued interest at December 31, 2018 and 2017 was $43,349 and $33,262, respectively.

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

Dr. Santilli is the recipient of various honors, including: his nomination by the Estonia Academy of Sciences among the most illustrious applied mathematicians of all times; two gold medals for scientific merits; the listing as “Santilli Hall” of a class room at an Australian research center; and nominations for the Nobel Prize in physics as well as in chemistry from scientists the world over. A scientific meeting was organized in June 2005 at the University of Karlstad, Sweden, to honor Prof. Santilli on his 70th birthday with participation of scientists from 50 countries.

Dr. Santilli’s qualifications to serve on our board of directors include his extensive knowledge of energy products and his experience researching new clean energies and fuels.

Mrs. Carla Santilli, Treasurer, Secretary and Director

Carla Santilli is 78 years of age, has been a Director of Magnegas Corporation since May 2007 and is the spouse of Dr. Santilli. Carla Santilli holds a Masters’ Degree in Human Services Administration from the School of Social Work of Boston University. She held positions of Clinical Social Worker and Community Programs Coordinator for the State of Massachusetts. Since the late 1980’s, Mrs. Santilli has been employed as the President and Chief Executive Officer of Hadronic Press, Inc, a physics and mathematics academic publishing company. In this capacity, Mrs. Santilli has directed the growth of this company from start-up to become one of the world’s leading physics and mathematics publishing companies. Books and journals published by Hadronic Press can be found in all of the leading University libraries across the world. Mrs. Santilli has been involved in the private sector as grant administrator and public relations specialist in the fields of academic publishing and environmental sciences. None of the aforementioned entities are a parent, subsidiary or affiliate of the Company. Mrs. Santilli has not engaged in any related party transactions with the Company, except for loans made to the Company. During the years ended December 31, 2018 and 2017, Dr. Santilli and Mrs. Santilli loaned the company $96,800 and $47,700 for operations. During the years ended December 31, 2018 and 2017 the Company paid $85,500 and $60,200 toward the principal of the outstanding loans.

At December 31, 2018 and 2017 the demand notes accumulative balances were $281,380 and $520,000, respectively. Accrued interest at December 31, 2018 and 2017 was $43,349 and $33,262, respectively.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of reports submitted to us during the fiscal year ended December 31, 2018, the following table sets forth the name of any such person that failed to file the required forms on a timely basis, including the number of late reports, the number of transactions not reported on a timely basis and any known failure to file a required form.

Name	Number of late reports	Number of transactions not reported timely
Dr. Ruggero M. Santilli	5	7

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

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2018, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan Compensation	Nonqualified deferred compensation earnings	All other Compensation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Dr. Ruggero M. Santilli,	2017	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000
President, CEO (1)	2018	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000
Mrs. Carla Santilli,	2017	72,000	-0-	-0-	-0-	-0-	-0-	-0-	72,000
Secretary, Treasurer (2)	2018	72,000	-0-	-0-	-0-	-0-	-0-	-0-	72,000
Dr. Leong Ying (4)	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

29

__________

(1) The Company has entered into employment contract with Dr. Santilli. The employment contract for Dr. Santilli provides for an annual base salary of $180,000 payable in weekly installments and annual stock option compensation equal to .01% of the issued and outstanding number of shares on July 25 each year at the average trading price of the company common stock on such date. On June 7, 2017, our board of directors approved the offer from our directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli to convert the balances of their respective accrued salaries due to them by the Company into restricted shares of Company common stock. The salaries of Dr. Santilli ($708,461.54) and Carla Santilli ($283,384.62), as accrued through June 7, 2017, were converted into a total of 16,450,769 shares of restricted Company common stock (the “Shares”). Dr. Santilli was issued 11,727,692 Shares and Carla Santilli was issued 4,723,077 Shares. The Shares were all issued at the price of $0.060 per Share. On December 21, 2017, our board of directors approved the offer from our directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli to convert the balances of their respective accrued salaries due to them by the Company into restricted shares of Company common stock. The salaries of Dr. Santilli ($90,000) and Carla Santilli ($36,000), as accrued through December 31, 2017, were converted into a total of 1,260,000 shares of restricted Company common stock (the “Shares”). Dr. Santilli was issued 900,000 Shares and Carla Santilli was issued 36,000 Shares. The Shares were all issued at the price of $0.10 per Share. On March 29, 2018, our board of directors approved the offer from our directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli to convert the balances of their respective accrued salaries due to them by the Company into restricted shares of Company common stock. The salaries of Dr. Santilli ($45,000) and Carla Santilli ($18,000), as accrued through March 31, 2018, were converted into a total of 663,856 shares of restricted Company common stock (the “Shares”). Dr. Santilli was issued 474,183 Shares and Carla Santilli was issued 189,673 Shares. The Shares were all issued at the price of $0.0949 per Share.

(2) The Company has entered into a consulting agreement with Mrs. Santilli, at an annual rate of $60,000. On June 7, 2017, our board of directors approved the offer from Mrs. Carla Santilli to convert the balance of her accrued salary due to her by the Company into restricted shares of Company common stock. The salary of Mrs. Carla Santilli ($283,384.62), as accrued through June 7, 2017, was converted into 4,723,077 Shares. The Shares were all issued at the price of $0.060 per Share. On December 21, 2017, our board of directors approved the offer from our directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli to convert the balances of their respective accrued salaries due to them by the Company into restricted shares of Company common stock. The salaries of Dr. Santilli ($90,000) and Carla Santilli ($36,000), as accrued through December 31, 2018, were converted into a total of 1,260,000 shares of restricted Company common stock (the “Shares”). Dr. Santilli was issued 900,000 Shares and Carla Santilli was issued 36,000 Shares. The Shares were all issued at the price of $0.10 per Share. On March 29, 2018, our board of directors approved the offer from our directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli to convert the balances of their respective accrued salaries due to them by the Company into restricted shares of Company common stock. The salaries of Dr. Santilli ($45,000) and Carla Santilli ($18,000), as accrued through March 31, 2018, were converted into a total of 663,856 shares of restricted Company common stock (the “Shares”). Dr. Santilli was issued 474,183 Shares and Carla Santilli was issued 189,673 Shares. The Shares were all issued at the price of $0.0949 per Share.

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

30

 _________

(1) The Company has entered into employment contract with Dr. Santilli. The employment contract for Dr. Santilli provides for an annual base salary of $180,000 payable in weekly installments and annual stock option compensation equal to .01% of the issued and outstanding number of shares on July 25 each year at the average trading price of the company common stock on such date. On June 7, 2017, our board of directors approved the offer from our directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli to convert the balances of their respective accrued salaries due to them by the Company into restricted shares of Company common stock. The salaries of Dr. Santilli ($708,461.54) and Carla Santilli ($283,384.62), as accrued through June 7, 2017, were converted into a total of 16,450,769 shares of restricted common stock. Dr. Santilli was issued 11,727,692 Shares and Carla Santilli was issued 4,723,077 Shares. The Shares were all issued at the price of $0.060 per Share. On December 21, 2017, our board of directors approved the offer from our directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli to convert the balances of their respective accrued salaries due to them by the Company into restricted shares of Company common stock. The salaries of Dr. Santilli ($90,000) and Carla Santilli ($36,000), as accrued through December 31, 2018, were converted into a total of 1,260,000 shares of restricted Company common stock (the “Shares”). Dr. Santilli was issued 900,000 Shares and Carla Santilli was issued 36,000 Shares. The Shares were all issued at the price of $0.10 per Share. On March 29, 2018, our board of directors approved the offer from our directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli to convert the balances of their respective accrued salaries due to them by the Company into restricted shares of Company common stock. The salaries of Dr. Santilli ($45,000) and Carla Santilli ($18,000), as accrued through March 31, 2018, were converted into a total of 663,856 shares of restricted Company common stock (the “Shares”). Dr. Santilli was issued 474,183 Shares and Carla Santilli was issued 189,673 Shares. The Shares were 0

(2) The Company has entered into a consulting agreement with Mrs. Santilli. on June 7, 2017, our board of directors approved the offer from our director, Mrs. Carla Santilli to convert the balances of her accrued salary due to her by the Company into restricted shares of Company common stock. The salary of Mrs. Carla Santilli ($283,384.62), as accrued through June 7, 2017, was converted into 4,723,077 Shares. The Shares were all issued at the price of $0.060 per Share. On December 21, 2017, our board of directors approved the offer from our directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli to convert the balances of their respective accrued salaries due to them by the Company into restricted shares of Company common stock. The salaries of Dr. Santilli ($90,000) and Carla Santilli ($36,000), as accrued through December 31, 2018, were converted into a total of 1,260,000 shares of restricted Company common stock (the “Shares”). Dr. Santilli was issued 900,000 Shares and Carla Santilli was issued 36,000 Shares. The Shares were all issued at the price of $0.10 per Share. On March 29, 2018, our board of directors approved the offer from our directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli to convert the balances of their respective accrued salaries due to them by the Company into restricted shares of Company common stock. The salaries of Dr. Santilli ($45,000) and Carla Santilli ($18,000), as accrued through March 31, 2018, were converted into a total of 663,856 shares of restricted Company common stock (the “Shares”). Dr. Santilli was issued 474,183 Shares and Carla Santilli was issued 189,673 Shares. The Shares were all issued at the price of $0.0949 per Share.

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

Compensation Committee Interlocks and Insider Participation.

As of December 31, 2018, our Board of Directors consisted of Dr. Ruggero M. Santilli and Mrs. Carla Santilli. At present, the Board of Directors has not established any committees.

Director Compensation.

There are currently no compensation arrangements in place for members of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2018, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Dr. Ruggero M. Santilli (1)(2)(3) 1444 Rainville Road Tarpon Springs, FL 34689	28,293,042	27.17%

Common Stock	Mrs. Carla Santilli (1)(2)(3) 1444 Rainville Road Tarpon Springs, FL 34689	28,293,042	27.17%
Common Stock	Officers and Directors as a group	28,293,042	27.17%

___________

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

The following table sets forth, as of December 31, 2017, the number of shares of our Series “A” Convertible Preferred Stock owned of record and beneficially by our executive officers, directors and persons who beneficially own more than 5% of such outstanding shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Hadronic Technologies Press, Inc. (1) 35246 US Highway 19 North, Suite #215 Palm Harbor, FL 34684	50,000,000	100%

____________

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons.

ADVANCES, PAYABLES AND ACCRUALS

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the employment agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of December 31, 2018, and 2017 accrued expenses were $189,000 and $0, respectively.

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

During the years ended December 31, 2018 and 2017 our Chief Executive Officer, Dr. Ruggero M. Santilli loaned the company $96,880 and $47,700 for operations. During the years ended December 31, 2018 and 2017 the Company repaid the principal amounts by $85,500 and $60,200, respectively.

On December 31, 2018, our Chief Executive Officer, Dr. Ruggero M. Santilli requested the extinguishment of $250,000 of notes payable due. The Company extinguished $250,000 of notes payable due Dr. Rugger M. Santilli on December 31, 2018 and booked the offsetting entry to Additional paid-in Capital due to it being a related party transaction.

At December 31, 2018 and 2017 the demand notes accumulative balances were $281,380 and $520,000, respectively. Accrued interest at December 31, 2018 and 2017 was $43,349 and $33,262, respectively.

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

On December 31, 2018, our Chief Executive Officer, Dr. Ruggero M. Santilli requested the extinguishment of $250,000 of notes payable due. The Company extinguished $250,000 of notes payable due Dr. Rugger M. Santilli on December 31, 2018 and booked the offsetting entry to Additional paid-in Capital due to it being a related party transaction.

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

Given the nature of our Company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. The Board of Directors takes the position that management of a target business will establish:

•	Its own Board of Directors

•	Establish its own definition of “independent” as related to directors and nominees for directors,

•	Establish committees that will be suitable for its operations after the Company consummates a business combination

Item 14. Principal Accounting Fees and Services.

	2018	2017
Audit fees	20,000	25,000
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

Exhibit Number and Description			Location Reference

(a)	Financial Statements		Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

(3.0)	Articles of Incorporation

	(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on July 21, 2011	See Exhibit Key

	(3.2)	Amendment to Articles of Incorporation dated July 29, 2013	See Exhibit Key

	(3.3)	Amendment to Articles of Incorporation dated October 7, 2013	See Exhibit Key

	(3.4)	Amendment to Articles of Incorporation dated April 25, 2014	See Exhibit Key

	(3.5)	Bylaws filed with Form 10 Registration Statement on July 21, 2011.	See Exhibit Key

(10.1)	Stock Purchase Agreement with Northbridge Financial, Inc.		See Exhibit Key

(11.1)	Statement re: computation of per share Earnings.		Note 3 to Financial Stmts.

(14.1)	Code of Ethics		See Exhibit Key

(31.1)	Certificate of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certification of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.2	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.3	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.4	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 13, 2018.

3.5	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.0	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 2, 2018.

14.0	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on January 17, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors	March 14, 2019
Dr. Ruggero M. Santilli

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors	March 14, 2019
Dr. Ruggero M. Santilli
/s/ Carla Santilli	Director	March 14, 2019
Carla Santilli

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Thunder Energies Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Thunder Energies Corporation (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2018.

Lakewood, CO

March 14, 2019

THUNDER ENERGIES CORPORATION Balance Sheets

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$7,920	$1,883
Accounts receivable	---	24,469
Total Current Assets	7,920	26,352

Non-current assets
Intangible assets, net of accumulated amortization and impairment of $15,320 and $15,120, respectively	---	200
Total non-current assets	---	200

TOTAL ASSETS	$7,920	$26,552

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued interest	$124	$ ---
Accrued interest, related party	43,349	33,262
Derivative liability	---	116,654
Convertible note payable, net of discount of $0 and ($49,134), respectively	---	16,866
Accrued compensation, related parties	189,000	---
Note payable, related parties	281,380	520,000
Note payable	60,000	---
Total Current Liabilities	573,853	686,782

TOTAL LIABILITIES	573,853	686,782

COMMITMENTS AND CONTINGENCIES

Stockholders’ Deficit
Preferred stock: $0.001 par value, 750,000,000 authorized;
50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: $0.001 par value 900,000,000 authorized;
104,146,611 and 44,904,708 shares issued and outstanding, respectively	104,147	44,905
Additional paid in capital	3,061,858	2,236,440
Accumulated deficit	(3,781,938)	(2,991,576)
Total Stockholders’ Deficit	(565,933)	(660,230)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,920	$26,552

See notes to financial statements

THUNDER ENERGIES CORPORATION Statements of Operations

	Year Ended December 31,
	2018		2017
REVENUE
Product sales	$	---	$194,481

OPERATING EXPENSES
Research and development		57,285	125,664
Professional fees		488,287	403,164
Selling, general and administrative expenses		223,055	242,231
Total operating expenses		768,627	771,059

Net loss from operations		(768,627)	(576,578)

Other income (expense)
Interest expense		(21,735)	(35,383)
Interest expense related to derivative liability		---	(16,866)
Change in derivative		---	186
Net loss before income taxes		(540,362)	(628,641)

Income taxes		---	---

Net loss		$(790,362)	$(628,641)

Basic and diluted loss per share		$(0.01)	$(0.02)

Weighted average number of shares outstanding		63,606,767	29,743,242

See notes to financial statements

THUNDER ENERGIES CORPORATION
Statement of Changes in Stockholders’ Deficit
For the Years Ended December 31, 2018 and 2017

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	50,000,000	$50,000	17,136,743	$17,137	$877,908	$(2,362,935)	$(1,417,890)
Issued common stock for services	---	---	1,977,196	1,977	237,317	---	239,294
Issued common stock to related parties for conversion of accrued compensation at fair market value	---	---	17,790,769	17,791	1,100,055	---	1,117,846
Sold shares of common stock for cash to non-related parties	---	---	8,000,000	8,000	72,000	---	80,000
Paid-in Capital – Derivative liability	---	---	---	---	(50,840)	---	(50,840)
Net loss	---	---	---	---	---	(628,641)	(628,641)
Balance, December 31, 2017	50,000,000	$50,000	44,904,708	$44,905	$2,236,440	$(2,991,576)	$(660,230)
Issued common stock for services	---	---	20,085,098	20,086	295,027	---	315,113
Issued common stock to related parties for conversion of accrued compensation at fair market value	---	---	663,856	664	62,336	---	63,000
Issued common stock for reduction of convertible notes payable	---	---	34,139,824	34,139	134,341	---	168,480
Paid-in Capital – Derivative liability	---	---	---	---	67,520	---	67,520
Paid-in Capital – Extinguishment of related party debt	---	---	---	---	250,000	---	250,000
Net loss	---	---	---	---	---	(790,362)	(790,362)
Balance, December 31, 2018	50,000,000	$50,000	104,146,611	$104,147	$3,061,858	$(3,781,938)	$(565,933)

See notes to financial statements

THUNDER ENERGIES CORPORATION Statements of Cash Flows

	December 31,
	2018		2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(790,362)		$(628,641)
Adjustment to reconcile net loss to net cash used in in operations:
Amortization		200		200
Derivative convertible note		---		16,680
Stock issued for services provided		378,113		1,357,141
Changes in assets and liabilities:
Increase (decrease) in operating liabilities:
Accounts receivable		24,469		(24,469)
Accrued interest		16,690		12,357
Accrued expenses, related parties		189,000		(865,846)
Net Cash used in operating activities		(181,890)		(132,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans		96,880		47,700
Principal payments on shareholder loans		(85,500)		(60,200)
Proceeds from notes payable		60,000		---
Proceeds from convertible notes payable		96,000		66,000
Issuance of common stock		20,547		80,000
Net Cash provided by financing activates		187,927		133,500

Net increase in cash		6,037		922

Cash
Beginning of period		1,883		961
End of period		$7,920		$1,883

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

Non-cash transactions:
Derivative convertible liability recorded	$	---		$116,654
Original discount recorded on the recognition of notes with Derivative liabilities		$96,000	$	---
Extinguishment of derivative liability related to debt conversions		$306,274	$	---
Debt/accrued interest converted into common stock		$144,481	$	---

See notes to financial statements.

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2018 and 2017

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

NOTE 2 – GOING CONCERN

For the fiscal years ended December 31, 2018 and 2017, the Company had net losses of $790,362 and $628,641, respectively. As of December 31, 2018, the Company had a working capital deficit of $565,933. The Company has generated $0 and $194,481 in revenues for the years ended December 31, 2018 and 2017, respectively.

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

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2018 and 2017

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash totaled 7,920 at December 31, 2018 and $1,883 at December 31, 2017. The Company had no cash equivalents as of December 31, 2018 and 2017.

ACCOUNTS RECEIVABLE

The Company’s accounts receivable result from revenues earned but not collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering several factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $0 and $0 as of December 31, 2018 and 2017, respectively.

At December 31, 2018, the Company had $0 accounts receivable. At December 31, 2017, the Company had accounts receivable from one customer which individually represented 100% of total accounts receivable. The customer received shipment of a Neutron Source Directional Equipment shortly before December 31, 2018 and 100% of accounts receivable were collected in January of 2018. The balance of accounts receivable at December 31, 2018 and 2017 were $0 and $24,469, respectively.

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

REVENUE RECOGNITION

The Company had no revenues in the current period.

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2018 and 2017

(continued)

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

The Company did not have any revenues for the year ended December 31, 2018.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized on a straight-line method on the basis of a useful life of 5 to 17 years. The balance at December 31, 2018 and December 31, 2017 was $0 and $200, respectively.

December 31, 2018	Gross Carrying Value	Accumulated Amortization and Impairment
Intellectual property	$1,000	$1,000
Patents	14,320	14,320

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2018 and 2017

(continued)

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

EXPENSES

Operating expenses encompass research and development, professional fees, selling general and administrative expenses and impairment expense. Total operating expenses were $768,627 and $771,059 for the year ended December 31, 2018 and 2017, respectively. Total operating expenses consisted of the following.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $57,285 and $125,664 for the years ended December 31, 2018 and 2017, respectively.

PROFESSIONAL FEES

Professional services are principally comprised of outside legal, audit and consulting services as well as the costs related to being a publicly traded company. Total professional fees were $488,287 and $403,164 for the years ended December 31, 2018 and 2017, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of management fees, technology services, public relations and travel expenses. Total selling, general and administrative expenses were $223,055 and $242,231 for the years ended December 31, 2018 and 2017, respectively.

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2018 and 2017

(continued)

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2018 or December 31, 2017.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2018 and 2017. As of December 31, 2018, and 2017, the common stock equivalents have not been included as they are anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Year Ended December 31,
	2018	2017
Options to purchase shares of common stock	29,887	14,265
Series A convertible preferred stock	50,000,000	50,000,000
Total potentially dilutive shares	50,029,887	50,014,265

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

Share-based expense for the years ended December 31, 2018 and 2017 was $378,113 and $1,357,141, respectively.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of December 31, 2018 and 2017.

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2018 and 2017

(continued)

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

The Company has capitalized the legal expenses associated with filing applications with the United States Patent and Trademark Office. At December 31, 2018, the Company has capitalized $14,320. The Company has recorded $14,320 of impairment loss for the patent application process as of December 31, 2018.

The Company recognized amortization expense of $200 for the year ending December 31, 2018 and 2017. The Company has accumulated amortization of $1,000 as of December 31, 2018.

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2018 and 2017

(continued)

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

The Company accounts for this embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At December 31, 2018, the derivative liability associated with Power up lending was $0

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2018 and 2017

(continued)

Convertible Notes payable consisted of the following:

	December 31, 2018		December 31, 2017
Convertible notes payable:	$	---	$66,000
Debt discount		---	(49,134)
Convertible notes payable net of debt discount	$	---	$16,866

Accrued interest		---	665

Current portion of convertible note payable and interest	$	---	$17,531

NOTE 6 – ACCRUED INTEREST

The Company’s accrued interest consisted of the following:

	December 31, 2018		December 31, 2017
Accrued Interest
Power Up Lending Group	$	---	$665
Note payable		124	---
Note payable related party		43,349	32,597
Total Accrued Interest		$43,473	$33,262

NOTE 7 – INCOME TAXES

At December 31, 2018, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $3,781,938 that may be offset against future taxable income through 2035 No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% and State tax rate of 3.6% to income before taxes), as follows:

For the Year Ended December 31,	2018		2017
Tax expense (benefit) at the statutory rate		$(166,000)		$(214,000)
State income taxes, net of federal income tax benefit		(28,000)		(23,000)
Change in valuation allowance		194,000		237,000
Total	$	---	$	---

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

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2018 and 2017

(continued)

For the year ended December 31, 2018 and for the year ended December 31, 2017, the Company has net operating losses from operations. The carry forwards expire through the year 2035. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of December 31, 2018 and December 31, 2017 is as follows:

	December 31, 2018		December 31, 2017
Deferred tax assets		$930,000		$1,125,000
Valuation allowance		(930,000)		(1,125,000)
Net deferred tax asset	$	---	$	---

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the period from inception ended December 31, 2014 through the year ended December 31, 2018. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the period from inception ended December 31, 2014 through the year ended December 31, 2018.

NOTE 8 – SHAREHOLDERS’ EQUITY

COMMON STOCK

The Company has been authorized to issue 900,000,000 shares of common stock, $0.001 par value. Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution.

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

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2018 and 2017

(continued)

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

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2018 and 2017

(continued)

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

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2018 and 2017

(continued)

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

On October 19, 2018, the Company issued 3,840,000 shares, at $0.0035 per share, to Power Up Lending Group Ltd., an unrelated party, as reduction of $12,040 in principal and $1,400 in accrued interest toward its convertible note payable. The shares were issued at a discount to the market. Fair Market Value on October 19, 2018 was $0.0075 per share.

On October 23, 2018, the Company issued 4,272,222 shares, at $0.0036 per share, to Power Up Lending Group Ltd., an unrelated party, as reduction of $15,380 in principal toward its convertible note payable. The shares were issued at a discount to the market. Fair Market Value on October 23, 2018 was $0.0071 per share.

On October 26, 2018, the Company issued 3,613,514 shares, at $0.0037 per share, to Power Up Lending Group Ltd., an unrelated party, as reduction of $12,050 in principal and $1,320 in accrued interest toward its convertible note payable. The shares were issued at a discount to the market. Fair Market Value on October 26, 2018 was $0.0089 per share.

On November 12, 2018 the Company issued 1,000,000 shares to non-related party for services, recorded at the fair market value of the share price, in the amount of $11,500.

On November 30, 2018 the Company issued 5,208,333 shares to non-related party for services, recorded at the fair market value of the share price, in the amount of $36,979.

On December 14, 2018, the Company sold 4,353,125 shares to GHS Investments LLC, at $0.00472 per share, for cash proceeds of $20,547. The shares were issued at a discount to the market. Fair Market Value on December 14, 2018 was $0.0069 per share.

On December 31, 2018, our Chief Executive Officer, Dr. Ruggero M. Santilli requested the extinguishment of $250,000 of notes payable due. The Company extinguished $250,000 of notes payable due Dr. Ruggero M. Santilli on December 31, 2018 and booked the offsetting entry to Additional paid-in Capital due to it being a related party transaction.

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

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2018 and 2017

(continued)

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

At December 31, 2018 and 2017 there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

OPTIONS AND WARRANTS

In accordance with employment agreements, common stock options are issued annually to the officers of the Company. The number of shares is determined by the number of shares outstanding at the end of the year at a percentage per the employment agreements, as described below. The strike price is the fair value trading price as of the anniversary date of the employment agreements. The options are based on the number of shares outstanding of the Company at the year end, at an exercise price at market price at the employment agreements annual anniversary, July 25th. As of December 31, 2018, the officers are entitled to 29,887 options, at an average exercise price of $0.2818. There is no expiration date to these options and only vest upon a change in control. The options were valued at $4,695, however no expense has been recognized with the associated options, as no options have vested or are considered by management to probable vest. The options were valued using the Black Scholes Method, using the following assumptions:

Weighted Average:	2018	2017
Risk-free interest rate	2.42%	1.24%
Expected lives (years)	10.0	10.0
Expected price volatility	161.40%	161.40%
Dividend rate	0.0%	0.0%
Forfeiture Rate	0.0%	0.0%

There are no other warrants or options outstanding to acquire any additional shares of common stock of the Company as of December 31, 2018.

NOTE 9 – RELATED PARTY TRANSACTIONS

ADVANCES, PAYABLES AND ACCRUALS

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the employment agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of December 31, 2018, and 2017 accrued expenses were $189,000 and $0, respectively.

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

During the years ended December 31, 2018 and 2017 our Chief Executive Officer, Dr. Ruggero M. Santilli loaned the company $96,880 and $47,700 for operations. During the years ended December 31, 2018 and 2017 the Company repaid the principal amounts by $85,500 and $60,200, respectively.

On December 31, 2018, our Chief Executive Officer, Dr. Ruggero M. Santilli requested the extinguishment of $250,000 of notes payable due. The Company extinguished $250,000 of notes payable due Dr. Rugger M. Santilli on December 31, 2018 and booked the offsetting entry to Additional paid-in Capital due to it being a related party transaction.

At December 31, 2018 and 2017 the demand notes accumulative balances were $281,380 and $520,000, respectively. Accrued interest at December 31, 2018 and 2017 was $43,349 and $33,262, respectively.

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2018 and 2017

(continued)

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

On December 31, 2018, our Chief Executive Officer, Dr. Ruggero M. Santilli requested the extinguishment of $250,000 of notes payable due. The Company extinguished $250,000 of notes payable due Dr. Ruggero M. Santilli on December 31, 2018 and booked the offsetting entry to Additional paid-in Capital due to it being a related party transaction.

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

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2018 and 2017

(continued)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

On January 7, 2019 the Company issued 1,800,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $9,000.

On January 25, 2019 the Company issued 2,000,000 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $8,800.

On February 6, 2019, the Company sold 4,534,293 shares to GHS Investments LLC, at $0.00304 per share, for cash proceeds of $13,784. The shares were issued at a discount to the market. Fair Market Value on February 6, 2019 was $0.005 per share.

Management has evaluated subsequent events through the date the financial statements were available to be issued, considered to be the date of filing with the Securities and Exchange Commission. Based on our evaluation no events have occurred requiring adjustment to or disclosure in the financial statements.

