Form 10-Q
period 2019-03-31
Thunder Energies Corp
filed 2019-05-10
CIK 1524872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	None	None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2019 was 129,325,104

Part I. Financial Information

Item 1. Financial Statements.

THUNDER ENERGIES CORPORATION Condensed Balance Sheets

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$5,044	$7,920
Total Current Assets	5,044	7,920
TOTAL ASSETS	$5,044	$7,920

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued interest	$442	$124
Accrued interest, related parties	44,848	43,349
Note payable	60,000	60,000
Note payable, related parties	281,380	281,380
Accrued compensation, related parties	252,000	189,000
Total Current Liabilities	638,670	573,853

TOTAL LIABILITIES	638,670	573,853

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Preferred stock: $0.001 par value, 750,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: $0.001 par value 900,000,000 authorized; 125,075,104 and 104,146,611 shares issued and outstanding, respectively	125,075	104,147
Additional paid in capital	3,173,655	3,061,858
Accumulated deficit	(3,982,356)	(3,781,938)
Total Stockholders' Deficit	(633,626)	(565,933)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,044	$7,920

See notes to financial statements

THUNDER ENERGIES CORPORATION Condensed Statements of Operations

	For the Three Months Ended
	March 31,
	2019		2018
REVENUE
Product sales	$	---	$	---

OPERATING EXPENSES
Research and development		14,257		25,487
Stock in exchange for services		79,025		---
Professional fees		44,448		168,737
Selling, general and administrative expenses		60,872		63,738
Total operating expenses		198,602		257,962

Net loss from operations		(198,602)		(257,962)

Other income (expense)
Interest expense		(1,816)		(4,858)
Interest expense related to derivative liability		---		(52,989)
Change in derivative		---		812
Net loss before income taxes		(200,418)		(314,997)

Income taxes		---		---
Net loss		$(200,418)		$(314,997)

Basic and diluted loss per share		$(0.00)		$(0.01)

Weighted average number of shares outstanding		113,829,847		45,345,349

See notes to financial statements

THUNDER ENERGIES CORPORATION
Condensed Statements of Changes in Stockholders’ Deficit

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	50,000,000	$50,000	44,904,708	$44,905	$2,236,440	$(2,991,576)	$(660,230)
Issued common stock for services	---	---	20,085,098	20,086	295,027	---	315,113
Issued common stock to related parties for conversion of accrued compensation at fair market value	---	---	663,856	664	62,336	---	63,000
Issued common stock for reduction of convertible notes payable	---	---	34,139,824	34,139	134,341	---	168,480
Paid-in Capital – Derivative liability	---	---	---	---	67,520	---	67,520
Paid-in Capital – Extinguishment of related party debt	---	---	---	---	250,000	---	250,000
Net loss	---	---	---	---	---	(790,362)	(790,362)
Balance, December 31, 2018	50,000,000	$50,000	104,146,611	$104,147	$3,061,858	$(3,781,938)	$(565,933)
Issued common stock for services	---	---	9,383,333	9,383	69,642	---	79,025
Sold shares of common stock for cash	---	---	11,545,160	11,545	42,155	---	53,700
Net loss	---	---	---	---	---	(200,418)	(200,418)
Balance, March 31, 2019	50,000,000	$50,000	125,075,104	$125,075	$3,173,655	$(3,982,356)	$(633,626)

See notes to financial statements

THUNDER ENERGIES CORPORATION Condensed Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2019		2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(200,418)		$(314,997)
Adjustment to reconcile net loss to net cash used in in operations:
Amortization		---		50
Change in fair market value of derivatives		---		(812)
Amortization of debt discount		---		52,988
Stock issued for services		79,025		152,834
Changes in assets and liabilities:
Increase (decrease) in operating liabilities:
Accounts receivable		---		24,469
Accounts payable		---		27,000
Accrued expenses – related party		63,000		---
Accrued interest		1,817		4,858
Net Cash used in operating activities		(56,576)		(53,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans		5,000		9,500
Principal payments on shareholder loans		(5,000)		(13,000)
Proceeds from convertible notes payable		---		63,000
Proceeds from the sale of stock		53,700		---
Net Cash provided by financing activates		53,700		59,500

Net increase in cash		(2,876)		5,890

Cash
Beginning of period		7,920		1,883
End of period		$5,044		$7,773

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

Non-cash transactions:
Derivative convertible liability recorded	$	---		$231,303

See notes to financial statements.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2019

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANICAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements should be read in conjunction with the annual financial statements included in the Form 10K as of December 31, 2018 and filed with the Securities and Exchange Commission on March 14, 2019.

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

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2019

(Unaudited)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $5,044 at March 31, 2019 and $7,920 at December 31, 2018.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2019

(Unaudited)

EXPENSES

Operating expenses encompass research and development, stock in exchange for services, professional fees and selling general and administrative expenses. Total operating expenses were $198,602 and $257,962 for the three months ended March 31, 2019 and 2018, respectively. Total operating expenses consisted of the following.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $14,257 and $25,487 for the three months ended March 31, 2019 and 2018, respectively.

STOCK IN EXCHANGE FOR SERVICES

Stock in exchange for services are the result of consulting services and certain management related services rendered in exchange of stock. All stock is issued at the fair market value on the date of services. Total stock in exchange of services were $79,025 and $0 for the three months ended March 31, 2019 and 2018, respectively.

PROFESSIONAL FEES

Professional services are principally comprised of outside legal, audit and consulting services as well as the costs related to a publicly traded company. Total professional fees were $44,448 and $168,737 for the three months ended March 31, 2019 and 2018, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of management fees, technology services, public relations and travel expenses. Total selling, general and administrative expenses were $60,872 and $63,738 for the three months ended March 31, 2019 and 2018, respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2019 or December 31, 2018.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2019. As of March 31, 2019, the common stock equivalents have not been included as they are anti-dilutive.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2019

(Unaudited)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	March 31, 2019	December 31, 2018

Options to purchase shares of common stock	29,887	29,887
Series A convertible preferred stock	50,000,000	50,000,000
Total potentially dilutive shares	50,029,265	50,029,265

_____________

* Options to purchase shares are calculated in accordance with employment agreements.

**Total potentially dilutive shares reflect a 10 for 1 conversion into common shares per its designation.

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

Share-based expense for the three months ended March 31, 2019 and 2018 was $79,025 and $0 respectively.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of March 31, 2019 and December 31, 2018.

RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is intended to improve financial reporting on leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard is effective January 1, 2019. The standard will be effective for the Company on September 1, 2019 due to the Emerging Growth Company exemptions. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

NOTE 4 – NOTE PAYABLE

	March 31, 2019	December 31, 2018
Pubrelco Inc., a non-related party executed the purchase of $60,000 note from our CEO, Dr. Ruggero Santilli on November 26, 2018. The demand note carries a 2.15% annual percentage rate and has no maturity date.	$60,000	$60,000
Total notes payable	$60,000	$60,000
Accrued interest	442	124
Current portion of note payable and accrued interest	$60,442	$60,124

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2019

(Unaudited)

NOTE 5 – ACCRUED INTEREST

The Company’s accrued interest consisted of the following:

	March 31, 2019	December 31, 2018
Accrued Interest
Pubrelco Inc.	$442	$124
Note payable related party	44,848	43,349
Total Accrued Interest	$45,290	$43,473

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

For the period ending March 31, 2019

(Unaudited)

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

For the period ending March 31, 2019

(Unaudited)

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

On February 6, 2019, the Company sold 4,534,293 shares to GHS Investments LLC, at $0.003 per share, for cash proceeds of $13,784. The shares were issued at a discount to the market. Fair Market Value on February 6, 2019 was $0.005 per share.

On February 14, 2019 the Company issued 250,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $3,825.

On February 19, 2019 the Company issued 3,333,333 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $40,000.

On March 5, 2019, the Company sold 5,790,000 shares to GHS Investments LLC, at $0.006 per share, for cash proceeds of $34,740. The shares were issued at a discount to the market. Fair Market Value on March 5, 2019 was $0.0105 per share.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2019

(Unaudited)

On March 7, 2019 the Company issued 1,000,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $9,600.

On March 13, 2019 the Company issued 1,000,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $7,800.

On March 19, 2019, the Company sold 1,220,867 shares to GHS Investments LLC, at $0.0042 per share, for cash proceeds of $5,177. The shares were issued at a discount to the market. Fair Market Value on March 5, 2019 was $0.0062 per share.

PREFERRED STOCK

The Company has been authorized to issue 750,000,000 shares of $0.001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation.

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

At March 31, 2019 and December 31, 2018, there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

OPTIONS AND WARRANTS

In accordance with employment agreements, common stock options are issued annually to the officers of the Company. The number of shares is determined by the number of shares outstanding at the end of the year at a percentage per the employment agreements, as described below. The strike price is the fair value trading price as of the anniversary date of the employment agreements. The options are based on the number of shares outstanding of the Company at the year end, at an exercise price at market price at the employment agreements annual anniversary, July 25th. As of March 31, 2019, the officers are entitled to 29,887 options, at an average exercise price of $0.2818. There is no expiration date to these options and only vest upon a change in control. The options were valued at $4,695, however no expense has been recognized with the associated options, as no options have vested or are considered by management to probable vest. The options were valued using the Black Scholes Method, using the following assumptions:

Weighted Average:	March 31, 2019	December 31, 2018
Risk-free interest rate	2.42%	2.42%
Expected lives (years)	10.0	10.0
Expected price volatility	161.40%	161.40%
Dividend rate	0.0%	0.0%
Forfeiture Rate	0.0%	0.0%

There are no other warrants or options outstanding to acquire any additional shares of common stock of the Company as of March 31, 2019.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending March 31, 2019

(Unaudited)

NOTE 7– RELATED PARTY TRANSACTIONS

ADVANCES, PAYABLES AND ACCRUALS

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the employment agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of March 31, 2019, and December 31, 2018 accrued expenses were $252,000 and $189,000, respectively.

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

For the three months ended March 31, 2019 and 2018 our Chief Executive Officer, Dr. Ruggero M. Santilli and immediate family members have loaned the company $5,000 and $9,500, respectively for operations. For the three months ended March 31, 2019 and 2018 the Company repaid the principal amounts by $5,000 and $13,000, respectively.

At March 31, 2019 and December 31, 2018, the demand notes accumulative balances were $281,380 and $281,380, respectively. Accrued interest at March 31, 2019 and December 31, 2018 was $44,848 and $43,349, respectively.

EQUITY TRANSACTIONS

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

NOTE 9– SUBSEQUENT EVENTS

On April 1, 2019 the Company issued 250,000 shares to a non-related party for services, recorded at the fair market value of the share price, in the amount of $1,250.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Energies Corporation for the period ended March 31, 2019 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Operations for the three months ended March 31, 2019 and 2018.

Revenues.

Total Revenue. Total revenues for the three months ended March 31, 2019 and 2018 were $0 and $0 respectively.

Expenses.

Total Operating Expenses. Total operating expenses for the three months ended March 31, 2019 and March 31, 2018 were $198,602 and $257,962, respectively. Total operating expenses consisted of research and development of $14,257 and $25,487, respectively; stock in exchange for services of $79,025 and $0, respectively; professional fees of $44,448 and $168,737, respectively and selling, general and administrative expenses of $60,872 and $63,738, respectively. Research and development expense decreased by approximately 44% primarily due to a reduction in equipment and supplies. Stock in exchange for services increased by approximately 100% due to shares of common stock being issued in exchange for certain expenses. Professional fees decreased by approximately 74% due to a decrease in consulting services.

Other Income Expense: Total other income expense for the three months ended March 31, 2019 and 2018 was $1,816 and $57,035, respectively. Other income expense consisted of interest expense of $1,816 and $4,858, respectively; interest expense related to derivative liability of $0 and $52,989, respectively and change in derivatives of $0 and $812, respectively. Interest expense decreased by approximately 63% due to the reduction of notes payable, related party during the year ended December 31, 2018. Interest expense related to derivative liability and change in derivative decreased by approximately 100% due to the convertible note payable being paid in full.

Financial Condition.

Total Assets. Total assets at March 31, 2019 and December 31, 2018 were $5,044 and $7,920, respectively. Total assets consist of cash of $5,044 and $7,920, respectively. Total assets decreased by approximately 36%. The primary reason for the decrease was a reduction in cash and cash equivalents at period end.

Total Liabilities. Total liabilities at March 31, 2019 and December 31, 2018 were $638,670 and $573,853, respectively. Total liabilities consist of accrued interest of $442 and $124, respectively; accrued interest, related party of $44,848 and $43,349, respectively; note payable of $60,000 and $60,000, respectively and note payable to related parties of $281,380 and $281,380, respectively and accrued compensation, related parties of $252,000 and $189,000, respectively. Total liabilities increased by approximately 11%. Accrued interest increased by approximately 256% due to increase borrowings for operations. Accrued compensation, related party increased by approximately 33% due to no accrued compensation being converted to shares of common stock.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $200,418 for the three months ended March 31, 2019 and $314,997 for the three months ended March 31, 2018. The Company has accumulated losses totaling $3,982,356 at March 31, 2019. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our shareholders. At March 31, 2019 we had a working capital deficit of $633,626. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the three months ended March 31, 2019 and 2018 were $56,576 and $53,610, respectively. Net cash used in operating activities includes our net loss, stock issued in exchange for services, accounts payable, accrued salaries and accrued interest.

Net cash provided by financing activities for the three months ended March 31, 2019 and 2018 were $53,700 and $59,500, respectively. Net cash provided by financing activities includes proceeds from sale of stock of $53,700 and $59,500, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2019.

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

With respect to the period ending March 31, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2019, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2018 Annual Report on Form 10-K.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending March 31, 2019, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

During the three months ended March 31, 2019, the Company issued 9,383,333 shares to non-related parties for services, recorded at the fair market value of the share price, in the amount of $79,025. Additional shares of our common stock were issued at fair market value of the share price as set forth in the table below.

Date	Name	Shares	Fair Market Value	Amount
01/07/2019	Timothy Scott Wainwright	1,000,000	0.0050	5,000
01/07/2019	Jeffrey S Jenkins	300,000	0.0050	1,500
01/07/2019	Sherri Stone	500,000	0.0050	2,500
01/25/2019	Timothy Scott Wainwright	1,000,000	0.0044	4,400
01/25/2019	Simone Beghella Bartoli	1,000,000	0.0044	4,400
02/14/2019	Gregory Richard Tarczynski	250,000	0.0153	3,825
02/19/2019	Brian Buckley	3,333,333	0.0120	40,000
03/07/2019	Timothy Scott Wainwright	1,000,000	0.0096	9,600
03/13/2019	Jeffrey S Jenkins	1,000,000	0.0078	7,800

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description			Location Reference

(a)	Financial Statements		Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

(3.0)	Articles of Incorporation

	(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on July 21, 2011	See Exhibit Key

	(3.2)	Amendment to Articles of Incorporation dated July 29, 2013	See Exhibit Key

	(3.3)	Amendment to Articles of Incorporation dated October 7, 2013	See Exhibit Key

	(3.4)	Amendment to Articles of Incorporation dated April 25, 2014	See Exhibit Key

	(3.5)	Bylaws filed with Form 10 Registration Statement on July 21, 2011.	See Exhibit Key

(10.0)	Stock Purchase Agreement with Northbridge Financial, Inc.		See Exhibit Key

(11.0)	Statement re: computation of per share Earnings.		Note 3 to Financial Stmts.

(14.0)	Code of Ethics		See Exhibit Key

(31.1)	Certificate of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certification of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.2	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.3	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.4	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 13, 2018.

3.5	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.0	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 2, 2018.

14.0	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on January 17, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer,	May 10, 2019
Dr. Ruggero M. Santilli	Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors

