Form 10-Q
period 2019-09-30
Thunder Energies Corp
filed 2019-11-14
CIK 1524872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 4, 2019 was 9,447,464.

Part I. Financial Information

Item 1. Financial Statements.

THUNDER ENERGIES CORPORATION

Condensed Balance Sheets

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$883	$7,920
Total Current Assets	883	7,920

TOTAL ASSETS	$883	$7,920

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued interest	$3,603	$124
Accrued interest, related parties	42,635	43,349
Note payable	60,000	60,000
Note payable, related parties	264,680	281,380
Accrued compensation, related parties	378,000	189,000
Derivative liability	83,977	---
Convertible note payable, net of discount of ($6,017) and $0, respectively	50,983	---
Total Current Liabilities	883,878	573,853

TOTAL LIABILITIES	883,878	573,853

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Preferred stock: $0.001 par value, 750,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: $0.001 par value 900,000,000 authorized; 9,384,328 and 5,207,330 shares issued and outstanding, respectively *	9,384	5,207
Additional paid in capital	4,119,456	3,159,847
Accumulated deficit	(5,061,835)	(3,781,938)
Total Stockholders' Deficit	(882,995)	(565,933)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$883	$7,920

____________

*	Reflects the 1-for-20 reverse stock split that became effective on June 7, 2019. Refer to Note 3 – Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Condensed Financial Statements.

THUNDER ENERGIES CORPORATION

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2019		2018		2019		2018

REVENUE	$	---	$	---	$	---	$	---

OPERATING EXPENSES
Research and development		1,548		1,943		42,858		39,536
Stock in exchange for services		43,606		---		860,681		---
Professional fees		31,401		111,716		114,567		400,318
Selling, general and administrative expenses		61,715		52,655		175,612		171,997
Total operating expenses		138,270		166,314		1,193,718		611,851

Net loss from operations		(138,270)		(166,314)		(1,193,718)		(611,851)

Other income (expense)
Interest expense		(3,283)		(3,534)		(15,007)		(14,125)
Interest expense related to derivative liability		(29,133)		(28,027)		(50,983)		(78,767)
Change in derivative		(20,870)		57,191		(20,189)		41,784
Net loss before income taxes		(191,556)		(140,684)		(1,279,897)		(662,959)

Income taxes		---		---		---		---

Net loss		$(191,556)		$(140,684)		$(1,279,897)		$(662,959)

Basic and diluted loss per share *		$(0.02)		$(0.09)		$(0.19)		$(0.33)

Weighted average number of shares outstanding *		7,941,671		1,609,855		6,758,736		2,015,627

______________

*	Reflects the 1-for-20 reverse stock split that became effective on June 7, 2019. Refer to Note 3 – Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Condensed Financial Statements.

THUNDER ENERGIES CORPORATION

Condensed Statements of Changes in Stockholders’ Deficit

					Additional
	Preferred Stock		Common Stock *		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital *	Deficit	Total
2019
Balance, December 31, 2018	50,000,000	$50,000	5,207,330	$5,207	$3,159,848	$(3,781,938)	$(565,933)
Issued common stock for services	---	---	469,167	469	78,556	---	79,025
Sold shares of common stock for cash	---	---	577,258	577	53,123	---	53,700
Net loss	---	---	---	---	---	(200,418)	(200,418)
Balance, March 31, 2019	50,000,000	$50,000	6,253,755	$6,254	$3,291,527	$(3,982,356)	$(633,625)
Issued common stock for services	---	---	587,500	588	737,462	---	738,050
Adjustment for fractional shares due to 1 for 20 reverse split. *	---	---	9	---	950	---	---
Paid-in capital – Derivative liability	---	---	---	---	(6,788)	---	(6,788)
Net loss	---	---	---	---	---	(887,923)	(887,923)
Balance, June 30, 2019	50,000,000	$50,000	6,841,264	$6,841	$4,023,151	$(4,870,279)	$(790,286)
Issued common stock for services	---	---	1,050,000	1,050	42,556	---	43,606
Issued common stock to related parties for extinguishment of debt	---	---	1,493,040	1,493	53,749	---	55,242
Adjustment for fractional shares due to 1 for 20 reverse split. *	---	---	24	---	---	---	---
Net loss	---	---	---	---	---	(191,556)	(191,556)
Balance, September 30, 2019	50,000,000	$50,000	9,384,328	$9,384	$4,119,456	$(5,061,835)	$(882,995)
2018
Balance, December 31, 2017	50,000,000	$50,000	2,245,235	$2,245	$2,278,150	$(2,991,576)	$(660,230)
Issued common stock for services	---	---	38,250	38	89,796	---	89,834
Issued common stock to related parties for conversion of accrued compensation at fair market value.	---	---	33,193	33	62,967	---	63,000
Paid-in capital – Derivative liability	---	---	---	---	(52,461)	---	(52,461)
Net loss	---	---	---	---	---	(314,997)	(314,997)
Balance, March 31, 2018	50,000,000	$50,000	2,316,678	$2,316	$2,378,452	$(3,306,573)	$(874,856)
Issued common stock for services	---	---	95,000	95	81,304	---	81,399
Issued common stock for reduction of convertible note payable	---	---	430,397	430	68,211	---	68,641
Paid-in capital – Derivative liability	---	---	---	---	25,363	---	25,363
Net loss	---	---	---	---	---	(207,278)	(207,278)
Balance, June 30, 2018	50,000,000	$50,000	2,842,075	$2,842	$2,553,330	$(3,513,851)	$(906,730)
Issued common stock for services	---	---	510,588	511	87,489	---	88,000
Issued common stock for reduction of convertible note payable	---	---	209,593	210	23,789	---	23,999
Net loss	---	---	---	---	---	(140,684)	(140,684)
Balance, September 30, 2018	50,000,000	$50,000	3,562,256	$3,562	$2,664,608	$(3,654,535)	$(935,414)

_______________

*	Reflects the 1-for-20 reverse stock split that became effective on June 7, 2019. Refer to Note 3 – Summary of Significant Accounting Policies for further information.

The accompanying notes are an integral part of these Condensed Financial Statements.

THUNDER ENERGIES CORPORATION

Condensed Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2019		2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,279,897)		$(662,959)
Adjustment to reconcile net loss to net cash used in in operations:
Amortization		---		150
Change in fair market value of derivatives		20,189		(41,784)
Amortization of debt discount		50,983		78,767
Stock issued for services		860,681		322,233
Changes in assets and liabilities:
Increase (decrease) in operating liabilities:
Accounts receivable		---		24,469
Accounts payable		---		25,780
Accrued expenses – related party		188,528		126,000
Accrued interest		3,479		14,125
Net Cash used in operating activities		(156,037)		(113,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans		38,300		41,600
Principal payments on shareholder loans		----		(25,500)
Proceeds from convertible notes payable		57,000		96,000
Proceeds from the sale of stock		53,700		---
Net Cash provided by financing activates		149,000		112,100

Net increase in cash		(7,037)		(1,119)

Cash
Beginning of period		7,920		1,883
End of period		$883		$764

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

Non-cash transactions:
Original discount recorded on the recognition of notes with derivative Liability		$57,000		$96,000
Extinguishment of derivative liability related to debt conversions	$	---		$174,306
Debt/accrued interest converted into common stock		$55,242		$68,641

The accompanying notes are an integral part of these Condensed Financial Statements.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2019

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

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2019

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $883 at September 30, 2019 and $7,920 at December 31, 2018.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2019

(Unaudited)

EXPENSES

Operating expenses encompass research and development, stock in exchange for services, professional fees and selling general and administrative expenses. Total operating expenses were $138,270 and $166,314 for the three months ended September 30, 2019 and 2018, respectively and $1,193,718 and $611,851 for the nine months ended September 30, 2019 and 2018 respectively. Total operating expenses consisted of the following.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $1,548 and $1,943 for the three months ended September 30, 2019 and 2018, respectively and $42,858 and $39,536 for the nine months ended September 30, 2019 and 2018 respectively.

STOCK IN EXCHANGE FOR SERVICES

Stock in exchange for services are the result of consulting services and certain management related services rendered in exchange of stock. All stock is issued at the fair market value on the date of services. Total stock in exchange of services were $43,606 and $0 for the three months ended September 30, 2019 and 2018, respectively and $860,681 and $0 for the nine months ended September 30, 2019 and 2018 respectively.

PROFESSIONAL FEES

Professional services are principally comprised of outside legal, audit and consulting services as well as the costs related to a publicly traded company. Total professional fees were $31,401 and $111,716 for the three months ended September 30, 2019 and 2018, respectively and $114,567 and $400,318 for the nine months ended September 30, 2019 and 2018 respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of management fees, technology services, public relations and travel expenses. Total selling, general and administrative expenses were $61,715 and $52,655 for the three months ended September 30, 2019 and 2018, respectively and $175,612 and $171,997 for the nine months ended September 30, 2019 and 2018 respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2019 or December 31, 2018.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2019

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2019. As of September 30, 2019, the common stock equivalents have not been included as they are anti-dilutive.

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

Share-based expense for the three and nine months ended September 30, 2019 and 2018 was $43,606 and $0 and $860,681 and $0, respectively.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of September 30, 2019 and December 31, 2018.

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

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2019

(Unaudited)

NOTE 4 – NOTE PAYABLE

	September 30, 2019	December 31, 2018
Pubrelco Inc., a non-related party executed the purchase of $60,000 note from our CEO, Dr. Ruggero Santilli on November 26, 2018. The demand note carries a 2.15% annual percentage rate and has no maturity date.	$60,000	$60,000
Total notes payable	$60,000	$60,000
Accrued interest	1,089	124
Current portion of note payable and accrued interest	$61,089	$60,124

NOTE 5 – CONVERTIBLE NOTE PAYABLE

GHS INVESTMENTS, LLC

On April 22, 2019; The Company executed a convertible promissory note with GHS Investments, LLC. The note carries a principal balance of $57,000 together with an interest rate of eight (8%) per annum and a maturity date of February 21, 2020. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. As of September 30, 2019, the principal balance outstanding is $57,000.

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

The Company accounts for this embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At September 30, 2019 and December 31, 2018, the derivative liability associated with GHS Investments LLC was $83,977 and $0, respectively.

Convertible Notes payable consisted of the following:

	September 30, 2019	December 31, 2018
Convertible notes payable:	$57,000	$	---
Debt discount	(6,017)		---
Convertible notes payable net of debt discount	$50,983	$	---

Accrued interest	2,514		---

Current portion of convertible note payable and interest	$53,497	$	---

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2019

(Unaudited)

NOTE 6 – ACCRUED INTEREST

The Company’s accrued interest consisted of the following:

	September 30, 2019	December 31, 2018
Accrued Interest
Pubrelco Inc.	$1,089	$124
Note payable related party	42,635	43,349
Convertible notes payable	2,514	---
Total Accrued Interest	$46,238	$43,473

NOTE 7 – SHAREHOLDERS’ EQUITY

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

During the periods covered by this report, the Company issued 7,139,093 shares to related and non-related parties in the amount of $1,755,435. Shares of our common stock were issued at fair market value of the share price as set forth in the table below unless otherwise stated.

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

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2019

(Unaudited)

Date	Shares	Issuance Description	Relationship	Share Price	Amount
7/19/18	100,503	Principal reduction to convertible note payable. Issued at a discount to the FMV	Non-related party	0.119	12,000
7/25/18	290,000	Services	Non-related parties	0.200	58,000
8/6/18	109,091	Principal reduction to convertible note payable. Issued at a discount to the FMV	Non-related party	0.110	12,000
8/28/18	220,588	Services	Non-related party	0.136	30,000
10/5/18	50,000	Services	Non-related party	0.148	7,400
10/8/19	117,429	Principal reduction to convertible note payable. Issued at a discount to the FMV	Non-related party	0.070	8,220
10/11/18	171,429	Principal reduction to convertible note payable. Issued at a discount to the FMV	Non-related party	0.070	12,000
10/17/18	191,857	Principal reduction to convertible note payable. Issued at a discount to the FMV	Non-related party	0.070	13,430
10/19/18	192,000	Principal reduction to convertible note payable. Issued at a discount to the FMV	Non-related party	0.070	13,440
10/23/18	213,611	Principal reduction to convertible note payable. Issued at a discount to the FMV	Non-related party	0.072	15,380
10/26/18	180,676	Principal reduction to convertible note payable. Issued at a discount to the FMV	Non-related party	0.074	13,370
11/12/18	50,000	Services	Non-related party	0.230	11,500
11/30/18	260,417	Services	Non-related party	0.142	36,979
12/14/18	217,656	Cash	Non-related party	0.094	20,547
1/7/19	90,000	Services	Non-related party	0.100	9,000
1/25/19	100,000	Services	Non-related party	0.088	8,800
2/6/19	226,715	Cash	Non-related party	0.061	13,784
2/14/19	12,500	Services	Non-related party	0.306	3,825
2/19/19	166,667	Services	Non-related party	0.240	40,000
3/5/19	289,500	Cash	Non-related party	0.120	34,740
3/7/19	50,000	Services	Non-related party	0.192	9,600
3/13/19	50,000	Services	Non-related party	0.156	7,800
3/19/19	61,043	Cash	Non-related party	0.085	5,176
4/1/19	12,500	Services	Non-related party	0.100	1,250
4/22/19	100,000	Execution of new convertible note payable	Non-related party	3.160	316,000
4/24/19	50,000	Services	Non-related party	3.160	158,000
4/30/19	50,000	Services	Non-related party	2.960	148,000
5/11/19	25,000	Services	Non-related party	2.800	70,000
5/15/19	250,000	Services	Non-related party	0.116	29,000
5/12/19	100,000	Services	Non-related party	0.158	15,800
7/11/19	50,000	Services	Non-related party	0.050	2,500
7/11/19	150,000	Services	Non-related party	0.050	7,500
8/20/19	250,000	Services	Non-related party	0.034	8,375
8/20/19	50,000	Services	Non-related party	0.034	1,675
8/23/19	746,520	Stock issued for Principal reduction of note payable-related party and accrued interest related party. Shares issued at FMV	Related party	0.037	27,621
8/23/19	746,520	Stock issued for Principal reduction of note payable-related party and accrued interest related party. Shares issued at FMV	Related party	0.037	27,621
8/29/19	350,000	Services	Non-related party	0.039	13,755
9/6/19	200,000	Services	Non-related party	0.049	9,800

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2019

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

At September 30, 2019 and December 31, 2018, there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

OPTIONS AND WARRANTS

In accordance with employment agreements, common stock options are issued annually to the officers of the Company. The number of shares is determined by the number of shares outstanding at the end of the year at a percentage per the employment agreements, as described below. The strike price is the fair value trading price as of the anniversary date of the employment agreements. The options are based on the number of shares outstanding of the Company at the year end, at an exercise price at market price at the employment agreements annual anniversary, July 25th. As of September 30, 2019, the officers are entitled to 29,887 options, at an average exercise price of $0.2818. There is no expiration date to these options and only vest upon a change in control. The options were valued at $4,695, however no expense has been recognized with the associated options, as no options have vested or are considered by management to probable vest. The options were valued using the Black Scholes Method, using the following assumptions:

Weighted Average:	September 30, 2019	December 31, 2018
Risk-free interest rate	2.42%	2.42%
Expected lives (years)	10.0	10.0
Expected price volatility	161.40%	161.40%
Dividend rate	0.0%	0.0%
Forfeiture Rate	0.0%	0.0%

There are no other warrants or options outstanding to acquire any additional shares of common stock of the Company as of September 30, 2019.

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2019

(Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

ADVANCES, PAYABLES AND ACCRUALS

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the employment agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of September 30, 2019, and December 31, 2018 accrued expenses were $378,000 and $189,000, respectively.

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

For the nine months ended September 30, 2019 and 2018 our Chief Executive Officer, Dr. Ruggero M. Santilli and immediate family members have loaned the company $38,300 and $41,600, respectively for operations. For the nine months ended September 30, 2019 and 2018 the Company repaid the principal amounts by $0 and $25,500, respectively.

On August 23, 2019, the Company issued 1,493,040 shares of common stock to related parties for reduction of notes payable-related party of $50,000 and accrued interest related party of $5,242.

At September 30, 2019 and December 31, 2018, the demand notes accumulative balances were $264,680 and $281,380, respectively. Accrued interest at September 30, 2019 and December 31, 2018 was $42,635 and $43,349, respectively.

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

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the period ending September 30, 2019

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the period covered by this report, the Company issued 200,000 shares to non-related parties in the amount of $9,000. Shares of our common stock were issued at fair market value of the share price as set forth in the table below unless otherwise stated.

Date	Shares	Issuance Description	Relationship	Share Price	Amount
10/10/19	63,136	Principal reduction to convertible note payable. Issued at a discount to the FMV	Non-related parties	0.024	1,515

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Energies Corporation for the period ended September 30, 2019 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Operations for the three months ended September 30, 2019 and 2018.

Revenues.

Total Revenue. Total revenues for the three months ended September 30, 2019 and 2018 were $0 and $0 respectively.

Expenses.

Total Operating Expenses. Total operating expenses for the three months ended September 30, 2019 and September 30, 2018 were $138,270 and $166,314, respectively. Total operating expenses consisted of research and development of $1,548 and $1,943, respectively; stock in exchange for services of $43,606 and $0, respectively; professional fees of $31,401 and $111,716, respectively and selling, general and administrative expenses of $61,715 and $52,655, respectively. Research and development expense decreased by approximately 20% primarily due to a decrease in supplies needed. Stock in exchange for services increased by approximately 100% due to shares of common stock being issued in exchange for certain expenses. Professional fees decreased by approximately 71% due to a decrease in consulting services. Selling, general and administrative expenses increased by approximately 17% due to fees paid for public relations and OTC Market fees.

Other Income (Expense): Total other income (expense) for the three months ended September 30, 2019 and 2018 was ($53,286) and $25,630, respectively. Other income expense consisted of interest expense of ($3,283) and ($3,534), respectively; interest expense related to derivative liability of ($29,133) and ($28,027), respectively and change in derivatives of ($20,8870) and $57,191, respectively. Change in derivative increased by approximately 137% due to the execution of a convertible note payable.

Results of Operations for the nine months ended September 30, 2019 and 2018.

Revenues.

Total Revenue. Total revenues for the nine months ended September 30, 2019 and 2018 were $0 and $0 respectively.

Expenses.

Total Operating Expenses. Total operating expenses for the nine months ended September 30, 2019 and September 30, 2018 were $1,193,718 and $611,851, respectively. Total operating expenses consisted of research and development of $42,858 and $39,536, respectively; stock in exchange for services of $860,681 and $0, respectively; professional fees of $114,567 and $400,318, respectively and selling, general and administrative expenses of $175,612 and $171,9972, respectively. Stock in exchange for services increased by approximately 100% due to shares of common stock being issued in exchange for certain expenses. Professional fees decreased by approximately 71% due to a decrease in consulting services.

Other Income (Expense): Total other income (expense) for the nine months ended September 30, 2019 and 2018 was ($86,179) and ($51,108), respectively. Other income (expense) consisted of interest expense of ($15,007) and ($14,125), respectively; interest expense related to derivative liability of ($50,983) and ($78,767), respectively and change in derivatives of ($20,189) and $41,784, respectively. Interest expense related to derivative liability increased by approximately 35% due to the execution of a new convertible note payable. Change in derivative increased by approximately 148% due to the execution of a new convertible note payable.

Financial Condition.

Total Assets. Total assets at September 30, 2019 and December 31, 2018 were $883 and $7,920, respectively. Total assets consist of cash of $883 and $7,920, respectively. Total assets decreased by approximately 89%. The primary reason for the decrease was a reduction in cash and cash equivalents at period end.

Total Liabilities. Total liabilities at September 30, 2019 and December 31, 2018 were $883,878 and $573,853, respectively. Total liabilities consist of accrued interest of $3,603 and $124, respectively; accrued interest, related party of $42,635 and $43,349, respectively; derivative liability of $83,977 and $0, respectively; note payable of $60,000 and $60,000, respectively and note payable to related parties of $264,680 and $281,380, respectively; convertible note payable net discount of $50,983 and $0; respectively and accrued compensation, related parties of $378,000 and $189,000, respectively. Total liabilities increased by approximately 54%. Accrued interest increased by approximately 2,806% due to increase borrowings for operations. Derivative liability increased by approximately 100% due to the execution of a new convertible note payable. Convertible note payable, net discount increased by approximately 100% due to the execution of a new convertible note payable. Accrued compensation-related party increased by approximately 100%.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $1,279,897 for the nine months ended September 30, 2019 and $662,959 for the nine months ended September 30, 2018. The Company has accumulated losses totaling $5,061,835 at September 30, 2019. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our shareholders. At September 30, 2019 we had a working capital deficit of $882,995. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the nine months ended September 30, 2019 and 2018 were $156,037 and $113,219, respectively. Net cash used in operating activities includes our net loss, change in fair market value of derivatives, Amortization of debt discount, stock issued in exchange for services, accounts payable, accrued salaries and accrued interest.

Net cash provided by financing activities for the nine months ended September 30, 2019 and 2018 were $149,000 and $112,100, respectively. Net cash provided by financing activities includes proceeds from shareholder loans of $38,300 and 41,600, respectively; proceeds from the sale of stock of $57,000 and $96,000, respectively and proceeds from sale of stock of $53,700 and $0, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2019.

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

With respect to the period ending September 30, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2019, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending September 30, 2019, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

During the nine months ended September 30, 2019, the Company issued 3,499,707 shares to related and non-related parties for services and for the extinguishment of debt, recorded at the fair market value of the share price, in the amount of $599,922. Additional shares of our common stock were issued at fair market value of the share price as set forth in the table below.

Date	Name	Shares	Fair Market Value	Amount
01/07/2019	Timothy Scott Wainwright	50,000	0.1000	5,000
01/07/2019	Jeffrey S Jenkins	15,000	0.1000	1,500
01/07/2019	Sherri Stone	25,000	0.1000	2,500
01/25/2019	Timothy Scott Wainwright	50,000	0.0088	4,400
01/25/2019	Simone Beghella Bartoli	50,000	0.0088	4,400
02/14/2019	Gregory Richard Tarczynski	12,500	0.3060	3,825
02/19/2019	Brian Buckley	166,667	0.2400	40,000
03/07/2019	Timothy Scott Wainwright	50,000	0.1920	9,600
03/13/2019	Jeffrey S Jenkins	50,000	0.1560	7,800
04/01/2019	Gregory Richard Tarczynski	12,500	0.1000	1,250
04/24/2019	Robert DeVries	50,000	3.1600	158,000
04/30/2019	Geraldo Deippa Jr.	50,000	2.9600	148,000
05/11/2019	Gregory Richard Tarczynski	25,000	2.8000	70,000
05/15/2019	Emerging Markets Consulting	250,000	0.1160	29,000
05/12/2019	Timothy Scott Wainwright	100,000	0.1580	15,800
07/11/2019	Gregory Richard Tarczynski	50,000	0.0500	2,500
07/11/2019	Simone Beghella-Bartoli	150,000	0.0500	7,500
08/20/2019	Emerging Markets Consulting	250,000	0.0340	8,375
08/20/2019	Gregory Richard Tarczynski	50,000	0.0340	1,675
08/23/2019	Ermanno Santilli	746,520	0.0370	27,621
08/23/2019	Luisa Ingargiola	746,520	0.0370	27,621
08/29/2019	Emerging Markets Consulting	350,000	0.0390	13,755
09/06/2019	Margaret Haberlin-Currey	200,000	0.0490	9,800

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

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer,	November 13, 2019
Dr. Ruggero M. Santilli	Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors

