Form 10-K
period 2019-12-31
Thunder Energies Corp
filed 2020-05-15
CIK 1524872

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 000-54464

THUNDER ENERGIES CORPORATION
(Exact Name of Registrant as specified in its charter)

Florida	45-1967797
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

1444 Rainville Road, Tarpon Springs, Florida	34689
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 727-940-3944

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, emerging growth company or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

As of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $319,616. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the issuer’s Common Stock, $0.001 par value, as of May 15, 2020 was 11,544,923 shares.

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

Fiscal Year Ended December 31, 2019

i

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

ii

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

Consideration for the assignment agreements consisted of one million (1,000,000) shares of our common stock that were issued to Dr. Ruggero M. Santilli, as designee for IBR and HyFuels. Company management determined the amount of consideration based upon ASC 845-10-S99 pertaining to transfer of non-monetary assets. According to ASC 845-10-S99, transfers of non-monetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the entity’s initial public offering should be recorded at the transferors’ historical cost basis determined under Generally Accepted Accounting Principles. As such, the cost basis carried on the books and records of HyFuels and IBR was minimal or essentially zero. Therefore, the accounting principles in ASC 845-10-S99 were followed and the Company recorded the intellectual and physical properties at its historical cost basis, which was at the historical cost basis of a nominal amount. In connection with the aforementioned assignment agreements, 1,000,000 shares of our common stock were transferred in exchange for the assets. The transfer was valued at one thousand dollars ($1,000), the value of the shares issued at par ($0.001) in exchange for the assets. This amount was determined by the Company to be de-minimus to the value received in the exchange and approximates the basis of those assets.

The Company has recorded the property and intangibles (7 reactors, intellectual property rights to develop the technology, and website) as an intangible asset. The valuation of the properties will be the par value of the stock received in exchange for the rights and assets. The Company’s filings will include a disclosure in the MD&A section and notes to the financial statement under the heading “Non-Monetary Transaction”. Management believes that the $1,000 valuation is reflective of the salvage value of the physical property, at a minimum. Our Company purchased internet website domain name assets owned by IBR and the intellectual and physical property known as intermediate nuclear fusion without radiation, the physical property consisting of seven (7) Hadronic reactors, all copyrights, patents, patent applications, patent assignments, trademarks and anything having commercial or exchange value owned by HyFuels as related to the reactors. None of the assets purchased had ever generated revenue for IBR or HyFuels. Although the Asset Assignment Agreements were more comprehensive in their description of “assets”, the aforementioned items were the only assets assigned to the Company.

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

Recent Developments

On January 9, 2020, Mina Mar Corporation, a Florida corporation (d/b/a Mina Mar Group) (the “Purchaser”) acquired 50,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) of Thunder Energies Corporation (the “Company”), from Hadronic Technologies, Inc., a Florida corporation. Each share of Preferred Stock is entitled to fifteen (15) votes per share and at the election of the holder converts into ten (10) shares of Company common stock, so at completion of the stock purchase the Purchaser owns approximately 98.6% of the fully diluted outstanding equity securities of the Company and approximately 99% of the voting rights for the outstanding equity securities. The purchase price of $94,765.75 for the Preferred Stock was paid by the assumption of a Company note obligation of $85,765.75 by Emry Capital Inc Att: Mr. Zoran Cvetojevic, with the balance paid in cash. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser. The purchase of the Preferred Stock was the result of a privately negotiated transaction and consummation of the purchase resulted in a change of control of the Company.

In connection with the sale of the Preferred Stock:

•	Dr. Ruggero Santilli and Carla Santilli, former board members and the chief executive officer and secretary and treasurer, respectively, of the Company, resigned as board members and officers;

•	The Company’s relationship with the law firm of Clifford J. Hunt, P.A. has been terminated and Clifford J. Hunt, P.A. is no longer serving as legal counsel of record to the Company;

•	The Company’s relationship with E&E Communications has been terminated and E&E Communications is no longer providing investor relations services to the Company; and

•	The Company’s relationship with GHS Investments, LLC has been terminated and GHS Investments, LLC is no longer providing underwriting, investment banking or brokerage services to the Company.

Also in connection with the sale of the Preferred Stock, Irina Veselinovic has been appointed to the Board of Directors of the Company and has been appointed as Secretary of the Company; Aleksandar Sentic has been appointed to the Board of Directors of the Company; and Andrea  Zecevic has been appointed to the Board of Directors and to the position of Company President and Chief Executive Officer. None of Ms. Veselinovic, Mr. Sentic or Ms. Zecevic is a party to an employment agreement with the Company. The Company has made the appropriate filings with the Division of Corporations for the Florida Secretary of State to memorialize the appointment of these officers in the Division of Corporations’ records.

Except as described herein, there are no arrangements or understandings among members of both the former and new control persons and their associates with respect to the election of directors of the Company or other matters.

Biographical Information

Irina Veselinovic, Age 38, Director and Secretary

Ms. Veselinovic has worked as a business development manager for private companies for the last five years, and has spent the last decade working in corporate administrative leadership and investor relations in the interior design and fashion industries. The Company believes Ms. Veselinovic’s broad industry experience and industry connections make her an asset to our board of directors and will drive the momentum that is the cornerstone of our team.

Aleksandar Sentic, Age 53, Director

Mr. Sentic has worked in private companies providing logistic and insurance services for the last five years.  The Company believes Mr. Sentic’s longtime experience as a successful entrepreneur and insurance product and logistic executive, coupled with his extensive business contacts, will allow Mr. Sentic to bring a logistics based operational and organizational perspective to our board of directors.

Andrea Zecevic, Age 51, Director President and CEO

Ms. Zecevic has for the last five years been president of Saveene.com, a vacation property and yacht management firm based in Florida. She is also president of Mina Mar Corporation, a private holding company for various private equity and real estate investments.  Ms. Zecevic, who speaks multiple languages, earned a science degree, with honors, from the University of Toronto. She later completed an MBA at Kaplan University in Chicago, Illinois.  Ms. Zecevic has also been recognized by Cambridge Who’s Who for showing dedication, leadership and excellence in business management. Previously Ms.Zecevic was CEO of Cash Now a Canadian based sub prime financier. Cash Now was ranked #10 of top 1,000 fastest growing companies in Canada.  Ms. Zecevic has been appointed as the Company’s Chief Executive Officer and as a member of the Board of Directors. The Company believes her broad executive, marketing and investor relations experience will help position the Company for expansion and profitable growth going forward.

The Company will be using @CorpTnrg as its social media account going forward; its interim corporate web site is www.otc-tnrg.com; The Company’s new operating business web site is www.nacaeli.com.

The ex-management has removed all the equipment previously used by TNRG in its operations. The entire enterprise (telescope business) was written off and removed by former management.  Current management anticipates a new business model for the Company with the launch of its Nacaeli brand www.nacaeli.com.

On March 24, 2020, Saveene.Com Inc., a Delaware corporation (d/b/a Saveene) (the “Purchaser”) acquired 50,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) of Thunder Energies Corporation (the “Company”), from Mina Mar Group Corp, a Florida corporation. Each share of Preferred Stock is entitled to fifteen (15) votes per share and at the election of the holder converts into ten (10) shares of Company common stock, so at the completion of the stock purchase, the Purchaser owns approximately 98.6% of the fully diluted outstanding equity securities of the Company and approximately 99% of the voting rights for the outstanding equity securities. The purchase price of $500,000.00 for the Preferred Stock was paid in cash. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser. The purchase of the Preferred Stock was the result of a privately negotiated transaction and consummation of the purchase resulted in a change of control of the Company.

In connection with the sale of the Preferred Stock, all existing officers, directors and board members with the Company remained undisturbed.

Except as described herein, there are no arrangements or understandings among members of both the former and new control persons and their associates with respect to the election of directors of the Company or other matters.

On March 24, 2020, Thunder Energies, Inc. announced its operational affiliate plans with Saveene.Com Inc. (Saveene) the preferred shareholder. Under the agreement, Saveene will grant Thunder Energies access to several yachts and jets for the purpose of offering these vessels to the end-user and the general public for sale and or charter. Additionally, Thunder Energies will gain access to several patent-pending technologies the entire Saveene back office that focuses on the yacht and jet industry sector. This operational affiliate plan with Saveene.Com will allow Thunder Energies to offer a white-label type solution and OEM or original equipment manufacturer under Thunder Energies, Inc. own brand name being Nacaeli brand dispensing the need to acquire and carry any inventory. All future Thunder Energies, Inc. and or Nacaeli brand fulfillment orders general maintenance, and upkeep matters such as mechanical repair, buffering, and similar will be outsourced other than administrative operational and corporate governance tasks.

On March 24, 2020, Thunder Energies, Inc. held a meeting and voted to create two separate classes of preferred shares. Class “B” and class “C’ preferred shares. One class of shares B would be used to offer securitization for the watercraft while class C preferred shares would be used in conjunction with the securitization of air crafts.

Series B Convertible Preferred Stock (the “Preferred Stock”) was authorized for 10,000,000 shares of Thunder Energies Corporation (the “Company”), Each share of Preferred Stock is entitled to one thousand (1,000) votes per share and at the election of the holder converts into one thousand (1,000) shares of Company common stock, so at the completion of the stock purchase, the Purchaser owns approximately 100% of the fully diluted outstanding equity securities of the Company and approximately 100% of the voting rights for the outstanding equity securities. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser.

Series C Non-Convertible Preferred Stock (the “Preferred Stock”) was authorized for 10,000,000 shares of Thunder Energies Corporation (the “Company”), Each share of Preferred Stock is entitled to one thousand (1,000) votes per share and at the election of the holder. The series C is Non-Convertible Preferred Stock. The Purchaser owns approximately 100% of the fully diluted outstanding equity securities of the Company and approximately 100% of the voting rights for the outstanding equity securities. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser.

Regarding a Company note obligation of $85,765.75 now due/new balance of $115,423.40 held by Emry, Capital Inc. was partially sold $35,000 of the face amount to the preferred shareholder Saveene. Saveene intends to convert this $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,422.70.

On March 24 2020 Thunder Energies secured a revolving line of credit of up to $2,000,000.00 at prime plus 5%. The Company intends to use these funds for future expansions, growth and other acquisitions in the same leisure/entertainment/sports entertainment or similar industry space.

Description of Business, Principal Products, Services

Thunder Energies Corp. is a developer of new technologies that are being brought to market by three divisions: 1) Division of Nuclear Instruments (TEC-DNI); 2) Division of Optical Instruments (TEC-DOI); and 3) Division of Fuel Combustion (TEC-DFC). Each Division is protected by patent applications on which no royalties are due. Out of the three divisions, the Division of Nuclear Instruments and the Division of Optical Instruments have initiated sale of their products.

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

Distribution Methods Of The Products and Services

For this first division, TEC-DOE, we have initiated advertisement via direct e-mail and public news releases. Initially, we anticipate marketing via large advertisements on the internet, such as via PRWeb and PRNewswire Releases. For the other two divisions we expect to market through contacts that we are able to generate, and via direct contacts of potential buyers of TEC new fossil fuel furnaces or TEC services for the improvement of existing fossil fuel burning plants.

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

Competitive Business Conditions And The Smaller Reporting Company’s Competitive Position In The Industry And Methods Of Competition

There are no known competitors for the new telescopes with concave lenses produced and sold by TEC-DOE. TEC new telescopes for the detection of isodual light are the only ones in existence and no competition is known. There exist many types of furnaces for the combustion of fossil fuels but they are all based on conventional combustion of fossil fuels and then the removal of contaminants in the exhaust. By contrast, the main function of TEC furnaces is that of improving the combustion with consequential reduction of contaminants in the exhaust while increasing the energy output for the same fossil fuel. There is no known competition for the detection of fissionable material via a thermal neutron source under development by TEC-DNE. TEC Directional Neutron Source has no competition because it is the only available equipment producing on demand “low energy” neutrons in the needed direction and energy. Other commercially available sources produce neutrons at high energy, thus not being usable in civilian facilities as well as in all directions.

Sources And Availability Of Raw Materials And The Names Of Principal Suppliers

The Company has selected qualified manufacturers for the telescopes of TEC-DOE. All components for the new telescope are readily available on the open market. Suppliers are available for the other two technologies and will be selected following completion of their development. The raw material needed by the TEC furnaces is given by conventional fossil fuels all available in the U.S.A. by a large number of suppliers. All needed material have been purchased from the U. S. companies McMaster and/or Grainger.

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

Estimate Of The Amount Of Money Spent During Each Of The Last Two Fiscal Years On Research And Development

Related entities have spent $0 and $57K in 2019 and 2018, respectively, for the development of the Directional Neutron Source and of the Santilli telescope. All funding for the development of our products to date has been derived from related entities, IBR and HyFuels, which are beneficially controlled by our Chief Executive Officer, Dr. Ruggero M. Santilli.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

We are presently traded on the OTC Pink Market under the ticker symbol TNRG. As of May 15, 2020, there are 11,544,923 shares of our Common Stock issued and outstanding. Our stock has been thinly traded during the past two fiscal years. Moreover, we do not believe that any institutional or other large-scale trading of our stock has occurred or will in fact occur in the near future unless we are successful in funding and implementing our business plan, are successful in returning to the NASDAQ Exchange, or both. The following table sets forth information as reported by the OTC Markets Group for the high and low bid and ask prices for each of the eight quarters ending December 31, 2019. The following prices reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transactions.

	High	Low
Quarters ending in 2019
March 31	$0.64	$0.08
June 30	0.20	0.012
September 30	0.09	0.025
December 31	$0.049	$0.012
Quarters ending in 2018
March 31	$0.0949	$0.0457
June 30	0.014	0.0098
September 30	0.0095	0.0075
December 31	$0.0041	$0.0037

(b) Holders

As of December 31, 2019, the Company had 80 certificate holders of record. This number includes one position at Cede & Co., of which Company principals are not aware how many shareholders hold the shares in street name. The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

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

Recent Sales of Unregistered Securities.

COMMON STOCK

During the period ending December 31, 2019, the Company engaged in the sale of its unregistered securities as described below. The shares of our common stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive shares certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” All shareholders are “sophisticated investors” and are family members, friends or business acquaintances of our officers and directors. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

During the period ended December 31, 2019, the Company issued 2,160,595 shares to related and non-related parties for services, recorded at the fair market value of the share price, in the amount of $52,644. Additional shares of our common stock were issued at fair market value of the share price as set forth in the table below.

Date	Shares	Issuance Description	Relationship	Share Price	Amount
10/1/2019	63,136	Services	Non-related party	0.024	1,515
10/23/2019	200,000	Services	Non-related party	0.036	7,200
10/23/2019	200,000	Services	Non-related party	0.036	7,200
11/7/2019	300,000	Services	Non-related party	0.0235	7,050
11/7/2019	250,000	Services	Non-related party	0.0235	5,875
11/11/2019	97,459	Stock issued to GHS Investments for Services. Issued at a discount to the FMV	Non-related party	0.018	1,754
11/22/2019	100,000	Services	Non-related party	0.021	2,100
12/2/2019	150,000	Services	Non-related party	0.021	3,150
12/2/2019	300,000	Services	Non-related party	0.021	6,300
12/5/2019	300,000	Services	Non-related party	0.021	6,300
12/6/2019	200,000	Services	Non-related party	0.021	4,200

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

At December 31, 2019 and 2018 there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding.

OPTIONS AND WARRANTS

In accordance with employment agreements, common stock options are issued annually to the officers of the Company. The number of shares is determined by the number of shares outstanding at the end of the year at a percentage per the employment agreements, as described below. The strike price is the fair value trading price as of the anniversary date of the employment agreements. The options are based on the number of shares outstanding of the Company at the year end, at an exercise price at market price at the employment agreements annual anniversary, July 25th. As of December 31, 2019, the officers are entitled to 29,887 options, at an average exercise price of $0.2818. There is no expiration date to these options and only vest upon a change in control. The options were valued at $4,695, however no expense has been recognized with the associated options, as no options have vested or are considered by management to probable vest. The options were valued using the Black Scholes Method, using the following assumptions:

Weighted Average:	2019	2018
Risk-free interest rate	2.42%	1.24%
Expected lives (years)	10.0	10.0
Expected price volatility	161.40%	161.40%
Dividend rate	0.0%	0.0%
Forfeiture Rate	0.0%	0.0%

There are no other warrants or options outstanding to acquire any additional shares of common stock of the Company as of December 31, 2019.

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

Distribution Methods Of The Products and Services

For this first division TEC-DOE, we have initiated advertisement via direct e-mail and public news releases. Initially, we anticipate marketing via large advertisements on the internet, such as via PRWeb and PRNewswire Releases. For the other two divisions we expect to market through contacts that we are able to generate, and via direct contacts of potential buyers of TEC new fossil fuel furnaces or TEC services for the improvement of existing fossil fuel burning plants.

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

Competitive Business Conditions And The Smaller Reporting Company’s Competitive Position In The Industry And Methods Of Competition

There are no known competitors for the new telescopes with concave lenses produced and sold by TEC-DOE. TEC new telescopes for the detection of isodual light are the only ones in existence and no competition is known. There exist many types of furnaces for the combustion of fossil fuels, but they are all based on conventional combustion of fossil fuels and then the removal of contaminants in the exhaust. By contrast, the main function of TEC furnaces is that of improving the combustion with consequential reduction of contaminants in the exhaust while increasing the energy output for the same fossil fuel. There is no known competition for the detection of fissionable material via a thermal neutron source under development by TEC-DNE. TEC Directional Neutron Source has no competition because it is the only available equipment producing on demand “low energy” neutrons in the needed direction and energy. Other commercially available sources produce neutrons at high energy, thus not being usable in civilian facilities as well as in all directions.

Sources And Availability Of Raw Materials And The Names Of Principal Suppliers

The Company has selected qualified manufacturers for the telescopes of TEC-DOE. All components for the new telescope are readily available on the open market. Suppliers are available for the other two technologies and will be selected following completion of their development. The raw material needed by the TEC furnaces is given by conventional fossil fuels all available in the U.S.A. by a large number of suppliers. All needed material has been purchased from the U. S. companies McMaster and/or Grainger.

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

Estimate Of The Amount Of Money Spent During Each Of The Last Two Fiscal Years On Research And Development

Related entities have spent $0 and $57K in 2019 and 2018, respectively, for the development of the Directional Neutron Source and of the Santilli telescope. All funding for the development of our products to date has been derived from related entities, IBR and HyFuels, which are beneficially controlled by our Chief Executive Officer, Dr. Ruggero M. Santilli.

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

Results of Operations for the years ended December 31, 2019 and December 31, 2018.

Revenues.

Total Revenue. For the years ended December 31, 2019 and 2018 we had no revenues.

Expenses.

Total Operating Expenses. Total operating expenses for the years ended December 31, 2019 and December 31, 2018 were $1,316,824 and $768,627, respectively. Total operating expenses consisted of research and development of $43,620 and $57,285, respectively; stock in exchange for services of $910,055 and $0, respectively; professional fees of $121,347 and $488,287, respectively; and selling, general and administrative expenses of $241,802 and 223,055, respectively. Research and development expense decreased by approximately 24% primarily due to a decrease in supplies needed. Stock in exchange for services increased by approximately 100% due to shares of common stock being issued in exchange for certain expenses. Professional fees decreased by approximately 75% due to a decrease in consulting services. Selling, general and administrative expenses increased by approximately 8% due to fees paid for public relations and OTC Market fees.

Other Expense. Total other expense for the years ended December 31, 2019 and 2018 was $72,351 and $21,735, respectively. Other income (expense) consisted of interest expense of $24,247 and $21,735, respectively; interest expense related to derivative liability of $50,983 and $0, respectively, and change in derivative of $2,879 and $0, respectively. Interest expense related to derivative liability increased by approximately 100% due to the execution of a new convertible note payable. Change in derivative increased by approximately 100% due to the execution of a new convertible note payable.

Financial Condition.

Total Assets. Total assets at December 31, 2019 and December 31, 2018 were $3,111 and $7,920, respectively. Total assets consist of cash of $3,111 and $7,920, respectively. Total assets decreased by approximately 61%. The main reason for the decrease was a reduction in cash and cash equivalents at year end.

Total Liabilities. Total liabilities at December 31, 2019 and December 31, 2018 were $123,274 and $573,853, respectively. Total liabilities consist of accrued interest of $5,365 and $124, respectively; accrued interest related party of $0 and $43,349, respectively; derivative liability of $60,909 and $0, respectively; convertible note payable, net of discount of $57,000 and $0, respectively; accrued salaries – related parties of $0 and $189,000, respectively; note payable of $0 and $60,000, respectively, and note payable to related parties of $0 and $281,380, respectively. Total liabilities decreased by approximately 79%. Accrued interest increased by approximately 4,227% due to increase borrowings for operations. Derivative liability increased by approximately 100% due to the execution of a new convertible note payable. Convertible note payable, net discount increased by approximately 100% due to the execution of a new convertible note payable. Accrued compensation-related party, notes payable, and notes payable – related parties each decreased by approximately 100% as these amounts were forgiven and booked the offsetting entry to Additional paid-in Capital due to it being a related party transaction.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $1,389,175 for the year ended December 31, 2019 and $790,362 for the year ended December 31, 2018. The Company has accumulated losses totaling $5,171,113 at December 31, 2019. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our shareholders. At December 31, 2019 we had a working capital deficit of $120,163. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the years ended December 31, 2019 and 2018 were $154,769 and $181,890, respectively. Net cash used in operating activities includes our net loss, change in fair market value of derivatives, amortization of debt discount, stock issued in exchange for services, write-off of loan from related party, accounts payable, accrued salaries and accrued interest.

Net cash provided by financing activities for the years ended December 31, 2019 and December 31, 2018 were $149,960 and $187,927, respectively. Net cash provided by financing activities includes proceeds from shareholder loans of $105,800 and $96,880, respectively; principal payments on shareholder loans of $12,000 and $85,500, respectively; proceeds from convertible notes payable of $57,000 and $96,000, respectively, and proceeds from sale of stock of $59,158 and $20,547, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2019.

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

As of December 31, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of December 31, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Change in Internal Control Over Financial Reporting

We have not made any significant changes to our internal controls during the fiscal year ending December 31, 2019. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

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

Name	Age	Position
Dr. Ruggero M. Santilli (1)	84	Chief Executive Officer, Principal Executive Officer, Principal Accounting Officer, Director (1)
Mrs. Carla Santilli (2)	79	Treasurer, Secretary, Director (2)

__________

(1) Dr. Ruggero M. Santilli will serve as a director until the next annual shareholder meeting.

(2) Mrs. Carla Santilli will serve as a director until the next annual shareholder meeting.

Dr. Ruggero M. Santilli, Chief Executive Officer and Director

Dr. Ruggero Maria Santilli is 84 years of age. In the last 6 years Dr. Santilli has served as the Chairman of the Board and Chief Executive Officer for Magnegas Corporation, a publicly traded entity from which he voluntarily resigned on May 30, 2013. Dr. Santilli was born and educated in Italy where he achieved his Ph.D., in mathematics and physics, as well as a chair in nuclear physics at the Avogadro Institute in Turin, Italy. In 1967, Dr. Santilli was invited by the University of Miami in Florida to conduct research for NASA and he moved with his family to the U.S.A. where he subsequently became a U.S. citizen. In 1968 he joined the faculty of Boston University, under partial support from the U.S. Air Force, where he taught physics and applied mathematics from prep courses to seminar post-PhD. courses. In 1975-1977 he went to MIT and from 1978 to 1983 he was a member of Harvard University faculty where he received five grants from the U. S. Department of Energy to study a generalization of quantum mechanics and chemistry needed for new clean energies and fuels. Since 1984 he has been the President of the Institute for Basic Research, originally located in a Victorian building inside Harvard University grounds and moved to Florida in 1990. Since his time at Harvard University he studied new clean energies and related chemistry. None of the aforementioned entities are a parent, subsidiary or affiliate of the Company. Dr. Santilli has not engaged in any related party transactions with the Company, except for loans made to the Company. During the years ended December 31, 2019 and 2018, Dr. Santilli and Mrs. Santilli loaned the company $105,800 and $96,880 for operations. During the years ended December 31, 2019 and 2018 the Company paid $12,000 and $85,500 toward the principal of the outstanding loans.

At December 31, 2019 and 2018 the demand notes accumulative balances were $0 and $281,380, respectively. Accrued interest at December 31, 2019 and 2018 was $0 and $43,349, respectively. On December 31, 2019, the demand notes plus accrued interest totaling $376,276 were forgiven and booked the offsetting entry to Additional paid-in Capital due to it being a related party transaction.

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

Mrs. Carla Santilli, Treasurer, Secretary and Director

Carla Santilli is 79 years of age, has been a Director of Magnegas Corporation since May 2007 and is the spouse of Dr. Santilli. Carla Santilli holds a Masters’ Degree in Human Services Administration from the School of Social Work of Boston University. She held positions of Clinical Social Worker and Community Programs Coordinator for the State of Massachusetts. Since the late 1980’s, Mrs. Santilli has been employed as the President and Chief Executive Officer of Hadronic Press, Inc, a physics and mathematics academic publishing company. In this capacity, Mrs. Santilli has directed the growth of this company from start-up to become one of the world’s leading physics and mathematics publishing companies. Books and journals published by Hadronic Press can be found in all of the leading University libraries across the world. Mrs. Santilli has been involved in the private sector as grant administrator and public relations specialist in the fields of academic publishing and environmental sciences. None of the aforementioned entities are a parent, subsidiary or affiliate of the Company. Mrs. Santilli has not engaged in any related party transactions with the Company, except for loans made to the Company. During the years ended December 31, 2019 and 2018, Dr. Santilli and Mrs. Santilli loaned the company $105,800 and $96,880 for operations. During the years ended December 31, 2019 and 2018 the Company paid $12,000 and $85,500 toward the principal of the outstanding loans.

At December 31, 2019 and 2018, the demand notes accumulative balances were $0 and $281,380, respectively. Accrued interest at December 31, 2019 and 2018 was $0 and $43,349, respectively. On December 31, 2019, the demand notes plus accrued interest totaling $376,276 were forgiven and booked the offsetting entry to Additional paid-in Capital due to it being a related party transaction.

Mrs. Santilli’s qualifications to serve on our board of directors include her thirty years of experience as President and Chief Executive Officer of Hadronic Press, Inc. and her experience in the environmental sciences field.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or
•	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of reports submitted to us during the fiscal year ended December 31, 2019, the following table sets forth the name of any such person that failed to file the required forms on a timely basis, including the number of late reports, the number of transactions not reported on a timely basis and any known failure to file a required form.

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

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2019, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan Compensation	Nonqualified deferred compensation earnings	All other Compensation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Dr. Ruggero M. Santilli,	2017	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000
President, CEO (1)	2018	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000
	2019	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000
Mrs. Carla Santilli,	2017	72,000	-0-	-0-	-0-	-0-	-0-	-0-	72,000
Secretary, Treasurer (2)	2018	72,000	-0-	-0-	-0-	-0-	-0-	-0-	72,000
	2019	72,000	-0-	-0-	-0-	-0-	-0-	-0-	72,000
Dr. Leong Ying (3)	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

__________

(1) The Company has entered into employment contract with Dr. Santilli. The employment contract for Dr. Santilli provides for an annual base salary of $180,000 payable in weekly installments and annual stock option compensation equal to 0.01% of the issued and outstanding number of shares on July 25 each year at the average trading price of the company common stock on such date. On June 7, 2017, our board of directors approved the offer from our directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli to convert the balances of their respective accrued salaries due to them by the Company into restricted shares of Company common stock. The salaries of Dr. Santilli ($708,461.54) and Carla Santilli ($283,384.62), as accrued through June 7, 2017, were converted into a total of 16,450,769 shares of restricted Company common stock (the “Shares”). Dr. Santilli was issued 11,727,692 Shares and Carla Santilli was issued 4,723,077 Shares. The Shares were all issued at the price of $0.060 per share. On December 21, 2017, our board of directors approved the offer from our directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli to convert the balances of their respective accrued salaries due to them by the Company into restricted shares of Company common stock. The salaries of Dr. Santilli ($90,000) and Carla Santilli ($36,000), as accrued through December 31, 2017, were converted into a total of 1,260,000 shares of restricted Company common stock (the “Shares”). Dr. Santilli was issued 900,000 Shares and Carla Santilli was issued 36,000 Shares. The shares were all issued at the price of $0.10 per share. On March 29, 2018, our board of directors approved the offer from our directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli to convert the balances of their respective accrued salaries due to them by the Company into restricted shares of Company common stock. The salaries of Dr. Santilli ($45,000) and Carla Santilli ($18,000), as accrued through March 31, 2018, were converted into a total of 663,856 shares of restricted Company common stock. Dr. Santilli was issued 474,183 Shares and Carla Santilli was issued 189,673 Shares. The shares were all issued at the price of $0.0949 per Share.

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

_________

(1) The Company has entered into employment contract with Dr. Santilli. The employment contract for Dr. Santilli provides for an annual base salary of $180,000 payable in weekly installments and annual stock option compensation equal to 0.01% of the issued and outstanding number of shares on July 25 each year at the average trading price of the company common stock on such date. On June 7, 2017, our board of directors approved the offer from our directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli to convert the balances of their respective accrued salaries due to them by the Company into restricted shares of Company common stock. The salaries of Dr. Santilli ($708,461.54) and Carla Santilli ($283,384.62), as accrued through June 7, 2017, were converted into a total of 16,450,769 shares of restricted common stock. Dr. Santilli was issued 11,727,692 Shares and Carla Santilli was issued 4,723,077 Shares. The Shares were all issued at the price of $0.060 per Share. On December 21, 2017, our board of directors approved the offer from our directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli to convert the balances of their respective accrued salaries due to them by the Company into restricted shares of Company common stock. The salaries of Dr. Santilli ($90,000) and Carla Santilli ($36,000), as accrued through December 31, 2018, were converted into a total of 1,260,000 shares of restricted Company common stock (the “Shares”). Dr. Santilli was issued 900,000 Shares and Carla Santilli was issued 36,000 Shares. The Shares were all issued at the price of $0.10 per Share. On March 29, 2018, our board of directors approved the offer from our directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli to convert the balances of their respective accrued salaries due to them by the Company into restricted shares of Company common stock. The salaries of Dr. Santilli ($45,000) and Carla Santilli ($18,000), as accrued through March 31, 2018, were converted into a total of 663,856 shares of restricted Company common stock (the “Shares”). Dr. Santilli was issued 474,183 Shares and Carla Santilli was issued 189,673 Shares. The Shares were all issued at the price of $0.0949 per Share.

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

Compensation Committee Interlocks and Insider Participation.

As of December 31, 2019, our Board of Directors consisted of Dr. Ruggero M. Santilli and Mrs. Carla Santilli. At present, the Board of Directors has not established any committees.

Director Compensation.

There are currently no compensation arrangements in place for members of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2019, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Dr. Ruggero M. Santilli (1)(2)(3) 1444 Rainville Road Tarpon Springs, FL 34689	568,852	4.93%

Common Stock	Mrs. Carla Santilli (1)(2)(3) 1444 Rainville Road Tarpon Springs, FL 34689	263,638	2.28%
Common Stock	Officers and Directors as a group	28,293,042	7.21%

Brian Buckley		649,173	5.62%
Emerging Markets Consulting		850,000	7.36%
Ermanno Santilli		746,545	6.47%

___________

(1) Dr. Ruggero M. Santilli and Mrs. Carla Santilli are married and each own fifty percent of the equity in Clean Energies Tech, Inc. which owns 211,614 shares of our common stock.

(2) Dr. Ruggero M. Santilli and Mrs. Carla Santilli each own fifty percent of the equity in Global Beta, LLC which owns 308,500 shares of our common stock.

(3) Mrs. Carla Santilli is a member of the board of directors of The R.M. Santilli Foundation, Inc., a non-profit Florida corporation. Dr. Santilli’s indirect beneficial interest is through his spouse, Mrs. Carla Santilli. Mrs. Carla Santilli owns 36,030 shares of our common stock.

Dr. Santilli is our Chief Executive Officer and a director for our Company. Mrs. Carla Santilli is our Treasurer and a director for our Company.

The following table sets forth, as of December 31, 2019, the number of shares of our Series “A” Convertible Preferred Stock owned of record and beneficially by our executive officers, directors and persons who beneficially own more than 5% of such outstanding shares.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons.

ADVANCES, PAYABLES AND ACCRUALS

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the employment agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of December 31, 2019 and 2018, accrued expenses were $0 and $189,000, respectively. On December 31, 2019, the accrued compensation – related party was forgiven and booked the offsetting entry to Additional paid-in Capital due to it being a related party transaction.

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

During the years ended December 31, 2019 and 2018 our Chief Executive Officer, Dr. Ruggero M. Santilli loaned the company $105,800 and $96,880 for operations. During the years ended December 31, 2019 and 2018 the Company repaid the principal amounts by $12,000 and $85,500, respectively.

On December 31, 2018, our Chief Executive Officer, Dr. Ruggero M. Santilli requested the extinguishment of $250,000 of notes payable due. The Company extinguished $250,000 of notes payable due Dr. Rugger M. Santilli on December 31, 2018 and booked the offsetting entry to Additional paid-in Capital due to it being a related party transaction.

At December 31, 2019 and 2018 the demand notes accumulative balances were $0 and $281,380, respectively. Accrued interest at December 31, 2019 and 2018 was $0 and $43,349, respectively. On December 31, 2019, the demand notes plus accrued interest totaling $376,276 were forgiven and booked the offsetting entry to Additional paid-in Capital due to it being a related party transaction.

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

On December 31, 2019, our Chief Executive Officer, Dr. Ruggero M. Santilli requested the extinguishment of $376,276 of notes payable due. The Company extinguished $376,276 of notes payable due Dr. Rugger M. Santilli on December 31, 2019 and booked the off-setting entry to additional paid-in capital due to it being a related party transaction.

On December 31, 2019, the Company's Chief Executive Officer, Dr. Ruggero M. Santilli and Director, Carla Santilli requested the extinguishment of $315,000 and $126,000 of accrued compensation due respectively. The Company extinguished $315,000 and $126,000 accrued compensation due to Dr. Rugger M. Santilli and Carla Santilli respectively on December 31, 2019 and booked the off-setting entry to additional paid-in capital due to it being a related party transaction.

EMPLOYMENT CONTRACTS

The Company has employment contracts with its key employees, the controlling shareholders, who are its officers and directors of the Company.

•	Dr. Santilli, 5 year contract, annual salary of $180,000 and annual common stock options for 0.01% of the outstanding stock per calendar year at the average trading price of the anniversary date, July 25th.

•	Carla Santilli, 5 year consulting contract, annual salary of $72,000 and annual common stock options for 0.005% of the outstanding stock per calendar year at the average trading price of the anniversary date, July 25th.

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

Given the nature of our Company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. The Board of Directors takes the position that management of a target business will establish:

•	Its own Board of Directors

•	Establish its own definition of “independent” as related to directors and nominees for directors,

•	Establish committees that will be suitable for its operations after the Company consummates a business combination

Item 14. Principal Accounting Fees and Services.

	2019	2018
Audit fees	20,000	20,000
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

Exhibit Number and Description			Location Reference

(a)	Financial Statements		Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

(3.0)	Articles of Incorporation

	(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on July 21, 2011	See Exhibit Key

	(3.2)	Amendment to Articles of Incorporation dated July 29, 2013	See Exhibit Key

	(3.3)	Amendment to Articles of Incorporation dated October 7, 2013	See Exhibit Key

	(3.4)	Amendment to Articles of Incorporation dated April 25, 2014	See Exhibit Key

	(3.5)	Bylaws filed with Form 10 Registration Statement on July 21, 2011.	See Exhibit Key

(10.1)	Stock Purchase Agreement with Northbridge Financial, Inc.		See Exhibit Key

(11.1)	Statement re: computation of per share Earnings.		Note 3 to Financial Stmts.

(14.1)	Code of Ethics		See Exhibit Key

(31.1)	Certificate of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certification of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		To be Filed by amendment
(101.SCH)	XBRL Taxonomy Ext. Schema Document		To be Filed by amendment
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		To be Filed by amendment
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		To be Filed by amendment
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		To be Filed by amendment
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		To be Filed by amendment

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.2	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.3	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.4	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 13, 2018.

3.5	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.0	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 2, 2018.

14.0	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on January 17, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors	May 15, 2020
Dr. Ruggero M. Santilli

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Dr. Ruggero M. Santilli	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors	May 15, 2020
Dr. Ruggero M. Santilli
/s/ Carla Santilli	Director	May 15, 2020
Carla Santilli

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

THUNDER ENERGIES CORPORATION

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Thunder Energies Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Thunder Energies Corporation (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Lakewood, CO

May 15, 2020

THUNDER ENERGIES CORPORATION

Balance Sheets

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$3,111	$7,920
Total Current Assets	3,111	7,920

Non-current assets
Intangible assets, net of accumulated amortization and impairment of $15,320 and $15,120, respectively	–	–
Total non-current assets	–	–

TOTAL ASSETS	$3,111	$7,920

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued interest	$5,365	$124
Accrued interest, related party	–	43,349
Derivative liability	60,909	–
Convertible note payable, net of discount of $0 and $0, respectively	57,000	–
Accrued compensation, related parties	–	189,000
Note payable, related parties	–	281,380
Note payable	–	60,000
Total Current Liabilities	123,274	573,853

TOTAL LIABILITIES	123,274	573,853

COMMITMENTS AND CONTINGENCIES

Stockholders’ Deficit
Preferred stock: $0.001 par value, 750,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Common stock: $0.001 par value 900,000,000 authorized; 11,544,923 and 5,207,330 shares issued and outstanding, respectively*	11,545	5,207
Additional paid in capital	4,989,405	3,160,798
Accumulated deficit	(5,171,113)	(3,781,938)
Total Stockholders’ Deficit	(120,163)	(565,933)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,111	$7,920

* Reflects the 1-for-20 reverse stock split that became effective on June 7, 2019. Refer to Note 3 – Summary of Significant Accounting Policies for further information.

See notes to financial statements

THUNDER ENERGIES CORPORATION

Statements of Operations

	Year Ended December 31,
	2019	2018
REVENUE
Product sales	$–	$–

OPERATING EXPENSES
Research and development	43,620	57,285
Stock in exchange for services	910,055	–
Professional fees	121,347	488,287
Selling, general and administrative expenses	241,802	223,055
Total operating expenses	1,316,824	768,627

Net loss from operations	(1,316,824)	(768,627)

Other (income) expense
Interest expense	24,247	21,735
Interest expense related to derivative liability	50,983	–
Change in derivative	(2,879)	–
Total other expense	72,351	21,735
Net loss before income taxes	(1,389,175)	(790,362)

Income taxes	–	–

Net loss	$(1,389,175)	$(790,362)

Basic and diluted loss per share*	$(0.01)	$(0.02)

Weighted average number of shares outstanding*	3,180,338	1,487,162

* Reflects the 1-for-20 reverse stock split that became effective on June 7, 2019. Refer to Note 3 – Summary of Significant Accounting Policies for further information.

See notes to financial statements

THUNDER ENERGIES CORPORATION

Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2019 and 2018

					Additional
	Preferred Stock		Common Stock*		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital*	Deficit	Total
Balance, December 31, 2017	50,000,000	$50,000	2,245,285	$2,245	$2,279,101	(2,991,576)	(660,230)

Issued common stock for services	–	–	1,004,250	1,004	314,108	–	315,112
Issued common stock to related parties for conversion of accrued compensation at fair market value	–	–	33,199	33	62,967	–	63,000
Issued common stock for reduction of convertible notes payable	–	–	1,924,596	1,925	170,908	–	172,833
Paid-in Capital – Derivative liability	–	–	–	–	67,520	–	67,520
Paid-in Capital – Extinguishment of related party debt	–	–	–	–	266,194	–	266,194
Net loss	–	–	–	–	–	(790,0362)	(790,362)
Balance, December 31, 2018	50,000,000	$50,000	5,207,330	$5,207	$3,160,798	(3,781,938)	(565,933)
Issued common stock for services	–	–	876,650	877	909,178	–	910,055
Common Stock for cash	–	–	595,061	595	58,564	–	59,159
Adjustment for reverse split	–	–	3,372,842	3,373	(3,373)	–	–
Paid-in Capital – Derivative liability	–	–	–	–	(6,788)	–	(6,788)
Issued common stock to related parties against debt	–	–	1,493,040	1,493	53,750	–	55,243
Loan and compensation written off	–	–	–	–	817,276	–	817,276
Net loss	–	–	–	–	–	(1,389,175)	(1,389,175)
Balance, December 31, 2019	50,000,000	$50,000	11,544,923	$11,545	$4,989,405	(5,171,113)	(120,163)

* Reflects the 1-for-20 reverse stock split that became effective on June 7, 2019. Refer to Note 3 – Summary of Significant Accounting Policies for further information.

See notes to financial statements

THUNDER ENERGIES CORPORATION

Statements of Cash Flows

	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,389,175)	$(790,362)
Adjustment to reconcile net loss to net cash used in in operations:
Amortization	–	200
Change in fair value of derivative instrument	(2,879)	–
Amortization of debt discount	57,000	–
Forgiveness of compensation from related party	252,000	–
Forgiveness of interest expense from related party	18,230	–
Stock issued for services provided	910,055	378,113
Changes in assets and liabilities:
Increase (decrease) in operating liabilities:
Accounts receivable	–	24,469
Others	–	16,690
Accrued expenses, related parties	–	189,000
Net cash used in operating activities	(154,769)	(181,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	105,800	96,880
Principal payments on shareholder loans	(12,000)	(85,500)
Proceeds from notes payable	(60,000)	60,000
Proceeds from convertible notes payable	57,000	96,000
Issuance of common stock	59,160	20,547
Net cash provided by financing activates	149,960	187,927

Net (decrease) increase in cash	(4,809)	6,037

Cash
Beginning of period	7,920	1,883
End of period	$3,111	$7,920

Supplemental cash flow information
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Non-cash transactions:
Original discount recorded on the recognition of notes with Derivative liabilities	$–	$96,000
Extinguishment of derivative liability related to debt conversions	$–	$306,274
Debt/accrued interest converted into common stock	$–	$144,481

See notes to financial statements

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the periods ending December 31, 2019 and 2018

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

The Company is primarily involved in the development of a new clean combustion of fossil fuels (oil, diesel, coal, etc.) with controlled minimal contaminants in the exhaust.

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

NOTE 2 – Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Going Concern

For the fiscal years ended December 31, 2019 and 2018, the Company had net losses of $1,389,175 and $790,362, respectively. As of December 31, 2019, the Company had a working capital deficit of $120,163. The Company has generated $0 and $0 in revenues for the years ended December 31, 2019 and 2018, respectively.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the consolidated financial statements.

USE OF ESTIMATES

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements.

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised if the revision affects only that period, or in the period of the revision and future periods.

The areas involving higher degree of judgment and complexity, or areas where assumptions and estimates made by the management are significant to the financial statements are as follows:

i)	Useful life of intangible assets
ii)	Impairment of non-financial assets
iii)	Provision for impairment of trade receivables
iv)	Research and development expense
v)	Determination of the fair value

REVERSE STOCK SPLIT

On May 14, 2019, the Board of Directors of the Company approved Articles of Amendment to the Company’s Articles of Incorporation that provided for a 1 for 20 reverse stock split of the Company’s Common Stock. The Company’s Articles of Amendment were filed with the Secretary of State of the State of Florida on May 17, 2019. The effective date of the reverse stock split was subject to approval by FINRA, and the reverse stock split was published to the market and effective on June 24, 2019. At the effective time of the reverse stock split, every 20 issued and outstanding shares of the Company’s Common Stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share or number of authorized shares of Common Stock. All share and per share amounts contained in this Annual Report on Form 10-K and the accompanying Financial Statements have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash totaled $3,111 at December 31, 2019 and $7,920 at December 31, 2018. The Company had no cash equivalents as of December 31, 2019 and 2018.

ACCOUNTS RECEIVABLE

Accounts receivable are non-interest-bearing obligations due under normal course of business. The management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of period ended is adequate.

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

REVENUE RECOGNITION

On January 1, 2018, the Company adopted Accounting Standards Codification ASC 606 (“ASC 606”), Revenue from Contracts with Customers, using the modified retrospective approach for all contracts not completed as of the date of adoption. As a result of adopting ASC 606, amounts reported under ASC 606 were not materially different from amounts that would have been reported under the previous revenue guidance of ASC 605, as such, no cumulative adjustment to retained earnings.

The Company sells a wide portfolio of products to its customers. The Company’s agreements have varying requirements depending on the goods and services being sold, the rights and obligations conveyed, and the legal jurisdiction of the arrangement. The Company recognizes revenue when we satisfy a performance obligation by transferring control of the promised services to a customer in an amount that reflects the consideration that we expect to receive in exchange for those services. The Company determines revenue recognition through the following steps:

1. Identification of the contract, or contracts, with a customer.

2. Identification of the performance obligations in the contract.

3. Determination of the transaction price.

4. Allocation of the transaction price to the performance obligations in the contract

5. Recognition of revenue when, or as, we satisfy a performance obligation.

At contract inception, the Company assesses the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, the Company considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company allocates the entire transaction price to a single performance obligation.

No allowance has been provided for uncollectible accounts. Management has evaluated the receivables and believes they are collectable based on the nature of the receivables, historical experience of credit losses, and all other currently available evidence. Discounts are recorded as a reduction of the transaction price. Revenue excludes any amounts collected on behalf of third parties, including sales taxes.

The Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sale price. The Company generally records the net amounts as commissions earned if we are not primarily obligated and do not have latitude in establishing prices. The Company records all revenue transactions at the gross sale price.

There is a no return policy. The return policy is currently being evaluated to be more in line with industry standards.

DEFERRED REVENUE

Deferred revenue is recorded when the Company has a right to invoice or payments have been received for undelivered products or services, or in situations where revenue recognition criteria have not been met. Deferred revenue also represents amounts received in advance for extended warranty services and software maintenance. Revenue is recognized on these items when the revenue recognition criteria are met, generally resulting in ratable recognition over the contract term. The Company also has deferred revenue related to undelivered hardware and professional services, consisting of installations and consulting engagements, which are recognized when the Company’s performance obligations under the contract are completed.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, generally five years. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. Fixed assets are examined for the possibility of decreases in value when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

ADVERTISING AND MARKETING COSTS

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. The Company had no advertising and marketing expenses for the years ended December 31, 2019 and 2018, respectively.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. There were no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The warrant and the embedded derivative liabilities are recognized at fair value on a recurring basis at December 31, 2019 and are Level 3 measurements (see Note 8). There have been no transfers between levels.

The derivatives are evaluated under the hierarchy of ASC 480-10, ASC Paragraph 815-25-1 and ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of the Level 3 financial instruments was performed internally by the Company using Monte Carlo valuation method.

The following table summarize the Company’s fair value measurements by level at December 31, 2019 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability	$–	$–	$–

The following table summarize the Company’s fair value measurements by level at December 31, 2018 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability	$–	$–	$–

The carrying values of the Company’s financial instruments, including cash, other current assets, accounts payable, accruals, and other current liabilities approximate their fair values due to the short period of time to maturity or repayment.

DEBT

The Company issues debt that may have separate warrants, conversion features, or no equity-linked attributes.

Debt with warrants – When the Company issues debt with warrants, the Company treats the warrants as a debt discount, record as a contra-liability against the debt, and amortize the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations.  When the warrants require equity treatment under ASC 815, the offset to the contra-liability is recorded as additional paid in capital in our consolidated balance sheet.  When the Company issues debt with warrants that require liability treatment under ASC 815, such as a clause requiring repricing, the warrants are considered to be a derivative that is recorded as a liability at fair value.  If the initial value of the warrant derivative liability is higher than the fair value of the associated debt, the excess is recognized immediately as interest expense.  The warrant derivative liability is adjusted to its fair value at the end of each reporting period, with the change being recorded as expense or gain to Other (income) expense in the consolidated Statements of Operations.  If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statement of operations.  The debt is treated as conventional debt.

Convertible debt – derivative treatment – When the Company issues debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: a) one or more underlyings, typically the price of our common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in shareholders’ equity in its statement of financial position.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using Monte Carlo Method upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt.

Convertible debt – beneficial conversion feature – If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF”). A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible, and is recorded as additional paid in capital and as a debt discount in the consolidated balance sheet. The Company amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the statement of operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated Statement of Operations.

If the conversion feature does not qualify for either the derivative treatment or as a BCF, the convertible debt is treated as traditional debt.

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized on a straight-line method on the basis of a useful life of 5 to 17 years. The balance at December 31, 2019 and December 31, 2018 was $0 and $0, respectively.

December 31, 2019 and 2018	Gross Carrying Value	Accumulated Amortization and Impairment
Intellectual property	$1,000	$1,000
Patents	14,320	14,320

IMPAIRMENT OF LONG- LIVED ASSETS

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The assets are subject to impairment consideration under FASB ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There was no impairment charge for the years ended December 31, 2019 and 2018, respectively.

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future.

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

NON-MONETARY TRANSACTION

According to ASC 845-10-S99, transfers of non-monetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the entity’s initial public offering should be recorded at the transferors’ historical cost basis determined under GAAP. As such, the cost basis carried on Hyfuel’s books and records was nominal. Therefore, the accounting principles in ASC 845-10-S99 were followed and the Company recorded the intellectual and physical properties at its historical cost basis, which was at the historical cost basis of a nominal amount. In the transfer agreement 1,000,000 shares of common stock was transferred in exchange for the properties. The transfer was valued at $1,000 (the par value of the shares issued in exchange for the intellectual property); this amount was determined by the Company to be the value received in the exchange and approximates the basis of those assets.

EXPENSES

Operating expenses encompass research and development, professional fees, selling general and administrative expenses and impairment expense. Total operating expenses were $1,316,824 and $768,627 for the year ended December 31, 2019 and 2018, respectively.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $43,620 and $57,285 for the years ended December 31, 2019 and 2018, respectively.

PROFESSIONAL FEES

Professional services are principally comprised of outside legal, audit and consulting services as well as the costs related to being a publicly traded company. Total professional fees were $121,347 and $488,287 for the years ended December 31, 2019 and 2018, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of management fees, technology services, public relations and travel expenses. Total selling, general and administrative expenses were $241,802 and $223,055 for the years ended December 31, 2019 and 2018, respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

Income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Balance Sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The likelihood that its deferred tax assets will be recovered from future taxable income must be assessed and, to the extent that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance in a period are recorded through the income tax provision in the consolidated Statements of Operations.

ASC 740-10-30 was adopted from the date of its inception. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s consolidated financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, the Company does not have a liability for unrecognized income tax benefits.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2019 and 2018. As of December 31, 2019 and 2018, the common stock equivalents have not been included as they are anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Year Ended December 31,
	2019	2018
Options to purchase shares of common stock	–	29,887
Series A convertible preferred stock	50,000,000	50,000,000
Total potentially dilutive shares	50,000,000	50,029,887

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

Shares of equity instruments issued for non-cash consideration are recorded at the fair value of the consideration received based on the market value of services to be rendered, or at the value of the stock given, considered in reference to contemporaneous cash sale of stock.

Share-based expense for the years ended December 31, 2019 and 2018 was $910,055 and $378,113, respectively.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of December 31, 2019 and 2018.

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

The Company did not have any revenues for the years ended December 31, 2019 and 2018.

The Company had no customers that accounted for 10% of total revenue for the years ended December 31, 2019 and 2018. The Company had no customers that accounted for 10% or more of total accounts receivable at December 31, 2019 and 2018.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements Not Yet Adopted

Fair Value Measurements

In August 2018, the FASB amended "Fair Value Measurements" to modify the disclosure requirements related to fair value. The amendment removes requirements to disclose (1) the amount of and reasons for transfers between levels 1 and 2 of the fair value hierarchy, (2) our policy related to the timing of transfers between levels, and (3) the valuation processes used in level 3 measurements. It clarifies that, for investments measured at net asset value, disclosure of liquidation timing is only required if the investee has communicated the timing either to us or publicly. It also clarifies that the narrative disclosure of the effect of changes in level 3 inputs should be based on changes that could occur at the reporting date. The amendment adds a requirement to disclose the range and weighted average of significant unobservable inputs used in level 3 measurements. The guidance is effective for the Company with the Company’s quarterly filing for the period ended March 31, 2020 and the Company will make the required disclosure changes in that filing. Adoption will not have an impact on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

Retirement Plans

In August 2018, the FASB amended "Retirement Plans" to modify the disclosure requirements for defined benefit plans. For the Company, the amendment requires the disclosure of the weighted average interest crediting rate used for cash balance plans and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. It removes the requirement to disclose the approximate amount of future benefits covered by insurance contracts. The guidance is effective for the Company with the Company’s annual filing for the year ended December 31, 2020 and the Company will make the required disclosure changes in that filing. Adoption will not have an impact on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

Intangibles – Goodwill and other – Internal-Use Software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company’s accounting for the service element of a hosting arrangement that is a service contract is not affected by the proposed amendments and will continue to be expensed as incurred in accordance with existing guidance. This standard does not expand on existing disclosure requirements except to require a description of the nature of hosting arrangements that are service contracts. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance prospectively or retrospectively. The Company plans to adopt the updated disclosure requirements of ASU No. 2018-15 prospectively in the first quarter of fiscal 2020, coinciding with the standard’s effective date, and expects the impact from this standard to be immaterial.

Improvements to Nonemployee Share-based Payment Accounting

In June 2018, the FASB issued ASU No. 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 aligns the accounting for share-based payment awards to employees and non-employees.  Under ASU 2018-07 the existing employee guidance will apply to nonemployee share-based transactions, except for specific guidance related to the attribution of compensation cost. ASU 2018-07 should be applied to all new awards granted after the date of adoption. ASU 2018-07 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted.  The Company adopted ASU 2018-07 effective January 1, 2019; such adoption had no material impact on the Company’s consolidated financial statements.

Income Statement – Reporting Comprehensive Income

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) (ASU 2018-02), which amends existing standards for income statement-reporting comprehensive income to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Tax Cuts and Jobs Act and improve the usefulness of information reported to financial statements users. ASU 2018-02 will be effective for beginning after December 15, 2018, and early adoption is permitted. The Company adopted ASU 2018-02 effective January 1, 2019; such adoption had no material impact on the Company’s consolidated financial statements.

Goodwill

In January 2017, the FASB amended "Goodwill" to simplify the subsequent measurement of goodwill. The amended guidance eliminates Step 2 from the goodwill impairment test. Instead, impairment is defined as the amount by which the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill of the reporting unit. The new guidance is effective for the Company on January 1, 2020 and is not expected to have an impact on our consolidated results of operations, consolidated financial position, and cash flows.

Financial Instruments

In June 2016, the FASB amended "Financial Instruments" to provide financial statement users with more decision-useful information about the expected credit losses on debt instruments and other commitments to extend credit held by a reporting entity at each reporting date. During November 2018 and April 2019, the FASB made amendments to the new standard that clarified guidance on several matters, including accrued interest, recoveries, and various codification improvements. The new standard, as amended, replaces the incurred loss impairment methodology in the current standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to support credit loss estimates.  The new guidance is effective for us on January 1, 2020, and in the first half of 2019, we established an implementation team and began analyzing the impact on our current policies and procedures to identify potential differences that would result from applying the requirements of the new standard. The implementation team reports findings and progress of the project to management on a frequent basis. Through this process, we have identified appropriate changes to our processes, systems, and controls to support recognition and disclosure under the new standard.  The Company is still evaluating the impact of the new standard on the Company’s consolidated results of operations, consolidated financial position, and cash flows.

Other recently issued accounting updates are not expected to have a material impact on the Company’s Interim Financial Statements.

Recently Adopted Accounting Pronouncements

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. For public entities, the standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company adopted ASU 2016-15 effective January 1, 2018; such adoption had no material impact on the Company’s consolidated financial statements.

Leases (ASU 2019-01)

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which removed the requirement for an entity to disclose in the interim periods after adoption, the effect of the change on income from continuing operations, net income, any other affected financial statement line item, and any affected per share amount. For lessors, the new leasing standard requires leases to be classified as a sales-type, direct financing or operating leases. These criteria focus on the transfer of control of the underlying lease asset. This standard and related update was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2016-02 effective January 1, 2019; such adoption had no material impact on the Company’s financial statements, given that the noncancelable term of the Company’s current lease is less than 12 months.

Leases (ASU 2016-02)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases.” These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company can elect to record a cumulative-effect adjustment as of the beginning of the year of adoption or apply a modified retrospective transition approach. The Company expects that substantially all of its operating lease commitments will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption. The Company adopted ASU 2016-02 effective January 1, 2019; such adoption had no material impact on the Company’s financial statements, given that the noncancelable term of the Company’s current lease is less than 12 months.

NOTE 4 – INTANGIBLE PROPERTY

Intangible assets consisted of the following as of:

	December 31,
	2019	2018
Intellectual property	$1,000	$1,000
Patents	14,320	14,320
Accumulated amortization	(15,320)	(15,320)
	$–	$–

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

The Company has capitalized the legal expenses associated with filing applications with the United States Patent and Trademark Office. At December 31, 2019, the Company has capitalized $14,320. The Company has recorded $14,320 of impairment loss for the patent application process as of December 31, 2019.

NOTE 5 – NOTE PAYABLE

On November 26, 2018, Pubrelco Inc., a non-related party, executed the purchase of a $60,000 note from our CEO, Dr. Ruggero. The demand note carries a 2.15% annual percentage rate and has no maturity date. In 2019, the loan amount was forgiven with an interest balance unpaid as of December 31, 2019 of $5,365.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

GHS INVESTMENTS, LLC

On April 22, 2019; The Company executed a convertible promissory note with GHS Investments, LLC. The note carries a principal balance of $57,000 together with an interest rate of eight (8%) per annum and a maturity date of February 21, 2020. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. As of December 31, 2019, the principal balance outstanding is $57,000.

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

The Company accounts for this embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded derivative liability accretion of $23,068 and $0 to interest expense in the Statements of Operations during the years ended December 31, 2019 and 2018, respectively, and has $60,909 of unamortized debt discount remaining as of December 31, 2019.

NOTE 7 – INCOME TAXES

At December 31, 2018, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $5,171,133 that may be offset against future taxable income through 2036. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

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

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% and State tax rate of 3.6% to income before taxes), as follows:

For the Year Ended December 31,	2018	2018
Tax expense (benefit) at the statutory rate	$(292,000)	$(166,000)
State income taxes, net of federal income tax benefit	(39,000)	(28,000)
Change in valuation allowance	194,000	194,000
Total	$–	$–

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

For the year ended December 31, 2019 and for the year ended December 31, 2018, the Company has net operating losses from operations. The carry forwards expire through the year 2036. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of December 31, 2019 and December 31, 2018 is as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets	$1,261,000	$930,000
Valuation allowance	(1,261,000)	(930,000)
Net deferred tax asset	$–	$–

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the period from inception ended December 31, 2015 through the year ended December 31, 2019. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the period from inception ended December 31, 2015 through the year ended December 31, 2019.

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

On May 14, 2019, the Board of Directors of the Company approved Articles of Amendment to the Company’s Articles of Incorporation that provided for a 1 for 20 reverse stock split of the Company’s Common Stock. The Company’s Articles of Amendment were filed with the Secretary of State of the State of Florida on May 17, 2019. All share and per share amounts contained in this Annual Report on Form 10-K and the accompanying Financial Statements have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

During the periods covered by this report, the Company issued 9,299,688 shares to related and non-related parties in the amount of $1,808,079. Shares of our common stock were issued at fair market value of the share price as set forth in the table below unless otherwise stated.

Date	Shares	Issuance Description	Relationship	Share Price	Amount
1/12/18	10,000	Services	Non-related parties	3.000	30,000
1/16/18	7,500	Services	Non-related party	3.000	22,500
2/12/18	2,000	Services	Non-related party	1.608	3,216
2/15/18	5,000	Services	Non-related party	2.000	10,000
2/23/18	5,000	Services	Non-related party	1.700	8,500
3/15/18	5,000	Services	Non-related party	1.700	8,500
3/29/18	33,193	Conversion of accrued salaries	Related parties	1.898	63,000
3/29/18	3,750	Services	Non-related party	1.898	7,117
4/5/18	12,500	Services	Non-related parties	1.580	19,750
4/9/18	12,500	Services	Non-related parties	1.400	17,500
4/27/18	15,000	Services	Non-related party	0.670	10,050
5/2/18	42,017	Principal reduction to convertible note payable. Issued at a discount to the FMV	Non-related party	0.238	10,000
5/7/18	34,100	Services	Non-related parties	0.620	34,100
5/14/18	47,170	Principal reduction to convertible note payable. Issued at a discount to the FMV	Non-related party	0.212	10,000
5/24/18	52,083	Principal reduction to convertible note payable. Issued at a discount to the FMV	Non-related party	0.192	10,000
6/4/18	117,059	Principal reduction to convertible note payable. Issued at a discount to the FMV	Non-related party	0.136	15,920
6/6/18	86,912	Principal reduction to convertible note payable. Issued at a discount to the FMV	Non-related party	0.136	11,820
6/12/18	85,156	Principal reduction to convertible note payable. Issued at a discount to the FMV	Non-related party	0.128	10,900

7/19/18	100,503	Principal reduction to convertible note payable. Issued at a discount to the FMV	Non-related party	0.119	12,000
7/25/18	290,000	Services	Non-related parties	0.200	58,000
8/6/18	109,091	Principal reduction to convertible note payable. Issued at a discount to the FMV	Non-related party	0.110	12,000
8/28/18	220,588	Services	Non-related party	0.136	30,000
10/5/18	50,000	Services	Non-related party	0.148	7,400
10/8/19	117,429	Principal reduction to convertible note payable. Issued at a discount to the FMV	Non-related party	0.070	8,220
10/11/18	171,429	Principal reduction to convertible note payable. Issued at a discount to the FMV	Non-related party	0.070	12,000
10/17/18	191,857	Principal reduction to convertible note payable. Issued at a discount to the FMV	Non-related party	0.070	13,430
10/19/18	192,000	Principal reduction to convertible note payable. Issued at a discount to the FMV	Non-related party	0.070	13,440
10/23/18	213,611	Principal reduction to convertible note payable. Issued at a discount to the FMV	Non-related party	0.072	15,380
10/26/18	180,676	Principal reduction to convertible note payable. Issued at a discount to the FMV	Non-related party	0.074	13,370
11/12/18	50,000	Services	Non-related party	0.230	11,500
11/30/18	260,417	Services	Non-related party	0.142	36,979
12/14/18	217,656	Cash	Non-related party	0.094	20,547
1/7/19	90,000	Services	Non-related party	0.100	9,000
1/25/19	100,000	Services	Non-related party	0.088	8,800
2/6/19	226,715	Cash	Non-related party	0.061	13,784
2/14/19	12,500	Services	Non-related party	0.306	3,825
2/19/19	166,667	Services	Non-related party	0.240	40,000
3/5/19	289,500	Cash	Non-related party	0.120	34,740
3/7/19	50,000	Services	Non-related party	0.192	9,600
3/13/19	50,000	Services	Non-related party	0.156	7,800
3/19/19	61,043	Cash	Non-related party	0.085	5,176
4/1/19	12,500	Services	Non-related party	0.100	1,250
4/22/19	100,000	Execution of new convertible note payable	Non-related party	3.160	316,000
4/24/19	50,000	Services	Non-related party	3.160	158,000
4/30/19	50,000	Services	Non-related party	2.960	148,000
5/11/19	25,000	Services	Non-related party	2.800	70,000
5/15/19	250,000	Services	Non-related party	0.116	29,000

5/12/19	100,000	Services	Non-related party	0.158	15,800
7/11/19	50,000	Services	Non-related party	0.050	2,500
7/11/19	150,000	Services	Non-related party	0.050	7,500
8/20/19	250,000	Services	Non-related party	0.034	8,375
8/20/19	50,000	Services	Non-related party	0.034	1,675
8/23/19	746,520	Stock issued for Principal reduction of note payable-related party and accrued interest related party. Shares issued at FMV	Related party	0.037	27,621
8/23/19	746,520	Stock issued for Principal reduction of note payable-related party and accrued interest related party. Shares issued at FMV	Related party	0.037	27,621
8/29/19	350,000	Services	Non-related party	0.039	13,755
9/6/19	200,000	Services	Non-related party	0.049	9,800
10/1/2019	63,136	Services	Non-related party	0.024	1,515
10/23/2019	200,000	Services	Non-related party	0.036	7,200
10/23/2019	200,000	Services	Non-related party	0.036	7,200
11/7/2019	300,000	Services	Non-related party	0.0235	7,050
11/7/2019	250,000	Services	Non-related party	0.0235	5,875
11/11/2019	97,459	Stock issued to GHS Investments for Services. Issued at a discount to the FMV	Non-related party	0.018	1,754
11/22/2019	100,000	Services	Non-related party	0.021	2,100
12/2/2019	150,000	Services	Non-related party	0.021	3,150
12/2/2019	300,000	Services	Non-related party	0.021	6,300
12/5/2019	300,000	Services	Non-related party	0.021	6,300
12/6/2019	200,000	Services	Non-related party	0.021	4,200

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

At December 31, 2019 and 2018 there were Fifty million (50,000,000) shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

OPTIONS AND WARRANTS

In accordance with employment agreements, common stock options are issued annually to the officers of the Company. The number of shares is determined by the number of shares outstanding at the end of the year at a percentage per the employment agreements, as described below. The strike price is the fair value trading price as of the anniversary date of the employment agreements. The options are based on the number of shares outstanding of the Company at the year end, at an exercise price at market price at the employment agreements annual anniversary, July 25th. As of December 31, 2019, the officers are entitled to 29,887 options, at an average exercise price of $0.2818. There is no expiration date to these options and only vest upon a change in control. The options were valued at $4,695, however no expense has been recognized with the associated options, as no options have vested or are considered by management to probable vest. The options were valued using the Black Scholes Method, using the following assumptions:

Weighted Average:	2019	2018
Risk-free interest rate	2.42%	1.24%
Expected lives (years)	10.0	10.0
Expected price volatility	161.40%	161.40%
Dividend rate	0.0%	0.0%
Forfeiture Rate	0.0%	0.0%

There are no other warrants or options outstanding to acquire any additional shares of common stock of the Company as of December 31, 2019.

NOTE 9 – RELATED PARTY TRANSACTIONS

ADVANCES, PAYABLES AND ACCRUALS

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the employment agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of December 31, 2019 and 2018 accrued expenses were $0 and $189,000, respectively. On December 31, 2019, the accrued compensation – related party was forgiven and booked the offsetting entry to Additional paid-in Capital due to it being a related party transaction.

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

During the years ended December 31, 2019 and 2018 our Chief Executive Officer, Dr. Ruggero M. Santilli loaned the Company $105,800 and $96,880 for operations. During the years ended December 31, 2019 and 2018 the Company repaid the principal amounts by $12,000 and $85,500, respectively.

On December 31, 2018, our Chief Executive Officer, Dr. Ruggero M. Santilli requested the extinguishment of $250,000 of notes payable due. The Company extinguished $250,000 of notes payable due Dr. Rugger M. Santilli on December 31, 2018 and booked the offsetting entry to Additional paid-in Capital due to it being a related party transaction.

At December 31, 2019 and 2018 the demand notes accumulative balances were $0 and $281,380, respectively. Accrued interest at December 31, 2019 and 2018 was $0 and $43,349, respectively. On December 31, 2019, the demand notes plus accrued interest totaling $376,276 were forgiven and booked the offsetting entry to Additional paid-in Capital due to it being a related party transaction.

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

On December 31, 2019, our Chief Executive Officer, Dr. Ruggero M. Santilli requested the extinguishment of $376,276 of notes payable due. The Company extinguished $376,276 of notes payable due Dr. Rugger M. Santilli on December 31, 2019 and booked the off-setting entry to additional paid-in capital due to it being a related party transaction.

On December 31, 2019, the Company's Chief Executive Officer, Dr. Ruggero M. Santilli and Director, Carla Santilli requested the extinguishment of $315,000 and $126,000 of accrued compensation due respectively. The Company extinguished $315,000 and $126,000 accrued compensation due to Dr. Rugger M. Santilli and Carla Santilli respectively on December 31, 2019 and booked the off-setting entry to additional paid-in capital due to it being a related party transaction.

EMPLOYMENT CONTRACTS

The Company has employment contracts with its key employees, the controlling shareholders, who are its officers and directors of the Company.

•	Dr. Santilli, 5 year contract, annual salary of $180,000 and annual common stock options for 0.01% of the outstanding stock per calendar year at the average trading price of the anniversary date, July 25th.

•	Carla Santilli, 5 year consulting contract, annual salary of $72,000 and annual common stock options for 0.005% of the outstanding stock per calendar year at the average trading price of the anniversary date, July 25th.

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

NOTE 11 – SUBSEQUENT EVENTS

On January 9, 2020, Mina Mar Corporation, a Florida corporation (d/b/a Mina Mar Group) (the “Purchaser”) acquired 50,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) of Thunder Energies Corporation (the “Company”), from Hadronic Technologies, Inc., a Florida corporation. Each share of Preferred Stock is entitled to fifteen (15) votes per share and at the election of the holder converts into ten (10) shares of Company common stock, so at completion of the stock purchase the Purchaser owns approximately 98.6% of the fully diluted outstanding equity securities of the Company and approximately 99% of the voting rights for the outstanding equity securities. The purchase price of $94,765.75 for the Preferred Stock was paid by the assumption of a Company note obligation of $85,765.75 by Emry Capital Inc Att: Mr. Zoran Cvetojevic, with the balance paid in cash. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser. The purchase of the Preferred Stock was the result of a privately negotiated transaction and consummation of the purchase resulted in a change of control of the Company.

In connection with the sale of the Preferred Stock:

•	Dr. Ruggero Santilli and Carla Santilli, former board members and the chief executive officer and secretary and treasurer, respectively, of the Company, resigned as board members and officers;

•	The Company’s relationship with the law firm of Clifford J. Hunt, P.A. has been terminated and Clifford J. Hunt, P.A. is no longer serving as legal counsel of record to the Company;

•	The Company’s relationship with E&E Communications has been terminated and E&E Communications is no longer providing investor relations services to the Company; and

•	The Company’s relationship with GHS Investments, LLC has been terminated and GHS Investments, LLC is no longer providing underwriting, investment banking or brokerage services to the Company.

Also in connection with the sale of the Preferred Stock, Irina Veselinovic has been appointed to the Board of Directors of the Company and has been appointed as Secretary of the Company; Aleksandar Sentic has been appointed to the Board of Directors of the Company; and Andrea  Zecevic has been appointed to the Board of Directors and to the position of Company President and Chief Executive Officer. None of Ms. Veselinovic, Mr. Sentic or Ms. Zecevic is a party to an employment agreement with the Company. The Company has made the appropriate filings with the Division of Corporations for the Florida Secretary of State to memorialize the appointment of these officers in the Division of Corporations’ records.

Except as described herein, there are no arrangements or understandings among members of both the former and new control persons and their associates with respect to the election of directors of the Company or other matters.

Biographical Information

Irina Veselinovic, Age 38, Director and Secretary

Ms. Veselinovic has worked as a business development manager for private companies for the last five years, and has spent the last decade working in corporate administrative leadership and investor relations in the interior design and fashion industries. The Company believes Ms. Veselinovic’s broad industry experience and industry connections make her an asset to our board of directors and will drive the momentum that is the cornerstone of our team.

Aleksandar Sentic, Age 53, Director

Mr. Sentic has worked in private companies providing logistic and insurance services for the last five years.  The Company believes Mr. Sentic’s longtime experience as a successful entrepreneur and insurance product and logistic executive, coupled with his extensive business contacts, will allow Mr. Sentic to bring a logistics based operational and organizational perspective to our board of directors.

Andrea Zecevic, Age 51, Director President and CEO

Ms. Zecevic has for the last five years been president of Saveene.com, a vacation property and yacht management firm based in Florida. She is also president of Mina Mar Corporation, a private holding company for various private equity and real estate investments.  Ms. Zecevic, who speaks multiple languages, earned a science degree, with honors, from the University of Toronto. She later completed an MBA at Kaplan University in Chicago, Illinois.  Ms. Zecevic has also been recognized by Cambridge Who’s Who for showing dedication, leadership and excellence in business management. Previously Ms.Zecevic was CEO of Cash Now a Canadian based sub prime financier. Cash Now was ranked #10 of top 1,000 fastest growing companies in Canada.  Ms. Zecevic has been appointed as the Company’s Chief Executive Officer and as a member of the Board of Directors. The Company believes her broad executive, marketing and investor relations experience will help position the Company for expansion and profitable growth going forward.

The Company will be using @CorpTnrg as its social media account going forward; its interim corporate web site is www.otc-tnrg.com; The Company’s new operating business web site is www.nacaeli.com.

The ex-management has removed all the equipment previously used by TNRG in its operations. The entire enterprise (telescope business) was written off and removed by former management.  Current management anticipates a new business model for the Company with the launch of its Nacaeli brand www.nacaeli.com.

On March 24, 2020, Saveene.Com Inc., a Delaware corporation (d/b/a Saveene) (the “Purchaser”) acquired 50,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) of Thunder Energies Corporation (the “Company”), from Mina Mar Group Corp, a Florida corporation. Each share of Preferred Stock is entitled to fifteen (15) votes per share and at the election of the holder converts into ten (10) shares of Company common stock, so at the completion of the stock purchase, the Purchaser owns approximately 98.6% of the fully diluted outstanding equity securities of the Company and approximately 99% of the voting rights for the outstanding equity securities. The purchase price of $500,000.00 for the Preferred Stock was paid in cash. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser. The purchase of the Preferred Stock was the result of a privately negotiated transaction and consummation of the purchase resulted in a change of control of the Company.

In connection with the sale of the Preferred Stock, all existing officers, directors and board members with the Company remained undisturbed.

Except as described herein, there are no arrangements or understandings among members of both the former and new control persons and their associates with respect to the election of directors of the Company or other matters.

On March 24, 2020, Thunder Energies, Inc. announced its operational affiliate plans with Saveene.Com Inc. (Saveene) the preferred shareholder. Under the agreement, Saveene will grant Thunder Energies access to several yachts and jets for the purpose of offering these vessels to the end-user and the general public for sale and or charter. Additionally, Thunder Energies will gain access to several patent-pending technologies the entire Saveene back office that focuses on the yacht and jet industry sector. This operational affiliate plan with Saveene.Com will allow Thunder Energies to offer a white-label type solution and OEM or original equipment manufacturer under Thunder Energies, Inc. own brand name being Nacaeli brand dispensing the need to acquire and carry any inventory. All future Thunder Energies, Inc. and or Nacaeli brand fulfillment orders general maintenance, and upkeep matters such as mechanical repair, buffering, and similar will be outsourced other than administrative operational and corporate governance tasks.

On March 24, 2020, Thunder Energies, Inc. held a meeting and voted to create two separate classes of preferred shares. Class “B” and class “C’ preferred shares. One class of shares B would be used to offer securitization for the watercraft while class C preferred shares would be used in conjunction with the securitization of air crafts.

Series B Convertible Preferred Stock (the “Preferred Stock”) was authorized for 10,000,000 shares of Thunder Energies Corporation (the “Company”), Each share of Preferred Stock is entitled to one thousand (1,000) votes per share and at the election of the holder converts into one thousand (1,000) shares of Company common stock, so at the completion of the stock purchase, the Purchaser owns approximately 100% of the fully diluted outstanding equity securities of the Company and approximately 100% of the voting rights for the outstanding equity securities. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser.

Series C Non-Convertible Preferred Stock (the “Preferred Stock”) was authorized for 10,000,000 shares of Thunder Energies Corporation (the “Company”), Each share of Preferred Stock is entitled to one thousand (1,000) votes per share and at the election of the holder. The series C is Non-Convertible Preferred Stock. The Purchaser owns approximately 100% of the fully diluted outstanding equity securities of the Company and approximately 100% of the voting rights for the outstanding equity securities. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser.

Regarding a Company note obligation of $85,765.75 now due/new balance of $115,423.40 held by Emry, Capital Inc. was partially sold $35,000 of the face amount to the preferred shareholder Saveene. Saveene intends to convert this $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,422.70.

On March 24 2020 Thunder Energies secured a revolving line of credit of up to $2,000,000.00 at prime plus 5%. The Company intends to use these funds for future expansions, growth and other acquisitions in the same leisure/entertainment/sports entertainment or similar industry space.

There were no other events subsequent to December 31, 2019, and up to the date of this filing that would require disclosure.

