Form 10-Q
period 2020-03-31
Thunder Energies Corp
filed 2020-06-02
CIK 1524872

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 000-54464

THUNDER ENERGIES CORPORATION
(Exact Name of Registrant as specified in its charter)

Florida	45-1967797
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

111 Moorings Dr Lantana, FL	33462
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  561 570 4301

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

The number of shares outstanding of the issuer’s Common Stock, $0.001 par value, as of May 29, 2020 was 11,245,255 shares.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. For example, when we discuss our pursuit of strategic transactions including acquisitions, dispositions, capital raising and debt restructuring, that our revenues will increase in 2020, and that we intend to invest in sales, marketing, product development and innovation, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Thunder Energies Corporation are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our restated annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on May 15, 2020 and in this quarterly report on Form 10-Q. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our restated annual report on Form 10-K.”

2

THUNDER ENERGIES CORPORATION

Quarterly Period Ended March 31, 2020

Part I. Financial Information

Item 1. Condensed Financial Statements.

THUNDER ENERGIES CORPORATION

Condensed Balance Sheets

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$2,464	$3,111
Total current assets	2,464	3,111

Non-current assets
Intangible assets, net of accumulated amortization and impairment of $15,320 and $15,320, respectively	–	–
Total non-current assets	–	–

TOTAL ASSETS	$2,464	$3,111

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,550	$–
Accrued interest	10,369	5,365
Derivative liability	158,472	60,909
Convertible note payable, net of discount of $15,661 and $0, respectively	70,105	57,000
Total current liabilities	240,496	123,274

Long-term liabilities:
Convertible note payable, net of discount of $37,500 and $0, respectively	12,500	–
Total long-term liabilities	12,500	–

TOTAL LIABILITIES	252,996	123,274

COMMITMENTS AND CONTINGENCIES

Stockholders’ deficit
Preferred stock - Series A: $0.001 par value, 50,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Preferred stock - Series B: $0.001 par value, 10,000,000 authorized; 5,000 and 0 shares issued and outstanding, respectively	5	–
Preferred stock - Series C: $0.001 par value, 10,000,000 authorized; 10,000 and 0 shares issued and outstanding, respectively	10	–
Common stock: $0.001 par value 900,000,000 authorized; 11,245,255 and 11,544,923 shares issued and outstanding, respectively*	11,245	11,545
Additional paid in capital	5,336,826	4,989,405
Accumulated deficit	(5,648,618)	(5,171,113)
Total stockholders’ deficit	(250,532)	(120,163)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,464	$3,111

* Reflects the 1-for-20 reverse stock split that became effective on June 7, 2019. Refer to Note 3 – Summary of Significant Accounting Policies for further information.

See notes to financial statements

THUNDER ENERGIES CORPORATION

Condensed Statements of Operations

	Three Months Ended March 31,
	2020	2019
REVENUE
Product sales	$–	$–

OPERATING EXPENSES
Research and development	2,741	14,257
Stock in exchange for services	–	79,025
Professional fees	48,960	44,448
Selling, general and administrative expenses	496	60,872
Total operating expenses	52,197	198,602

Net loss from operations	(52,197)	(198,602)

Other expense (income)
Interest expense in conjunction with debt issuance	68,770	1,816
Accretion of debt discount	51,504	–
Change in fair value of derivative liability	(6,628)	–
Extinguishment of derivative liability related to debt conversion	(25,686)	–
Loss on extinguishment of change in control	337,348	–
Total other expense	425,308	1,816
Net loss before income taxes	(477,505)	(200,418)

Income taxes	–	–

Net loss	$(477,505)	$(200,418)

Basic and diluted loss per share*	$(0.04)	$(0.04)

Weighted average number of shares outstanding*	11,436,132	5,691,492

* Reflects the 1-for-20 reverse stock split that became effective on June 7, 2019. Refer to Note 3 – Summary of Significant Accounting Policies for further information.

See notes to financial statements

THUNDER ENERGIES CORPORATION

Condensed Statements of Changes in Stockholders’ Deficit

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock*		Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2018	50,000,000	$50,000	–	$–	–	$–	104,146,700	$104,147	$3,061,858	$(3,781,938)	$(565,933)
Common stock issued for services	–	–	–	–	–	–	469,167	469	78,556	–	79,025
Common stock issued for cash	–	–	–	–	–	–	577,258	578	53,122	–	53,700
Net loss	–	–	–	–	–	–	–	–	–	(200,418)	(200,418)
Balance, March 31, 2019	50,000,000	$50,000	–	$–	–	$–	105,193,125	$105,194	$3,193,536	$(3,982,356)	$(633,626)

Balance, December 31, 2019	50,000,000	$50,000	–	$–	–	$–	11,544,923	$11,545	$4,989,405	$(5,171,113)	$(120,163)
Cancellation of shares to director	–	–	–	–	–	–	(299,668)	(300)	300	–	–
Paid-in capital – Derivative liability	–	–	–	–	–	–	–	–	(25,212)	–	(25,212)
Preferred stock issued in conjunction with convertible notes payable	–	–	5,000	5	10,000	10	–	–	34,985	–	35,000
Loss on extinguishment of change of control	–	–	–	–	–	–	–	–	337,348	–	337,348
Net loss	–	–	–	–	–	–	–	–	–	(477,505)	(477,505)
Balance as at March 31, 2020	50,000,000	$50,000	5,000	$5	10,000	$10	11,245,255	$11,245	$5,336,826	$(5,648,618)	$(250,532)

*   Reflects the 1-for-20 reverse stock split that became$ effective on June 7, 2$019. Refer to Note 3 – Summary of Significant Accounting Policies for further information

See notes to financial statements

THUNDER ENERGIES CORPORATION

Condensed Statements of Cash Flows

	For the Three Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(477,505)	$(200,418)
Adjustment to reconcile net loss to net cash used in operations:
Change in fair value of derivative liability	(6,628)	–
Accretion of debt discount	51,504	–
Extinguishment of derivative liability related to debt conversions	(25,686)	–
Loss on extinguishment of change of control	337,348	–
Interest expense in conjunction with debt issuance	68,770	–
Stock issued for services provided	–	79,025
Changes in assets and liabilities:
Increase (decrease) in operating liabilities:
Accounts payable	1,550	–
Accrued interest	–	63,000
Accrued interest – related party	–	1,817
Net cash used in operating activities	(50,647)	(56,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	–	5,000
Principal payments on shareholder loans	–	(5,000)
Proceeds from convertible notes payable	50,000	–
Issuance of common stock	–	53,700
Net cash provided by financing activates	50,000	53,700

Net decrease in cash	(647)	(2,876)

Cash
Beginning of period	3,111	7,920
End of period	$2,464	$5,044

Supplemental cash flow information
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Non-cash transactions:
Preferred stock issued in conjunction with convertible notes payable	$35,000	$–
Cancellation of shares to director against additional paid in capital	$300	$–

See notes to financial statements

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2020

NOTE 1 – NATURE OF BUSINESS

Thunder Energies Corporation (“we”, “us”, “our”, “TEC” or the “Company”) was incorporated in the State of Florida on April 21, 2011.

On July 29, 2013, the Company filed with the Florida Secretary of State, Articles of Amendment to its Articles of Incorporation (the “Amendment”) which changed the name of the Company from CCJ Acquisition Corp. to Thunder Fusion Corporation. The Amendment also changed the principal office address of the Company to 150 Rainville Road, Tarpon Springs, Florida 34689. On May 1, 2014, the Company filed with the Florida Secretary of State, Articles of Amendment to its Articles of Incorporation (the “Amendment”) which changed the name of the Company from Thunder Fusion Corporation to Thunder Energies Corporation. The Company subsequently changed its principal office address to 111 Moorings Dr., Lantana, Florida 33462.

The Company is primarily involved in the development of a new clean combustion of fossil fuels (oil, diesel, coal, etc.) with controlled minimal contaminants in the exhaust.

Description of Business, Principal Products, Services

Thunder Energies is doing business as NACAELI. A luxurious new brand of fractional luxury yachts, and private jets. Nacaeli, meaning Air and Water, is derived from the merger of the Latin word Na and Caeli from the South Pacific (Hawaiian) dialect to create and formulate our Air+Water Nacaeli unique Corporate identity name and brand

On March 24, 2020, Thunder Energies, Inc. announced its operational affiliate plans with Saveene.Com Inc. (“Saveene”) the preferred shareholder. Under the agreement, Saveene will grant Thunder Energies access to several yachts and jets for the purpose of offering these vessels to the end-user and the general public for sale and or charter. Additionally, Thunder Energies will gain access to several patent-pending technologies and the entire Saveene back office that focuses on the yacht and jet industry sector. This operational affiliate plan with Saveene.Com will allow Thunder Energies to offer a white-label type solution and OEM or original equipment manufacturer under Thunder Energies, Inc. own brand name Nacaeli, dispensing the need to acquire and carry any inventory. All future Thunder Energies, Inc. and or Nacaeli brand fulfillment orders for general maintenance, and any upkeep matters such as mechanical repair, buffering, and similar will be outsourced, other than administrative operational and corporate governance tasks.

NOTE 2 – Basis of Presentation

The included (a) condensed balance sheet as of December 31, 2019, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of March 31, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2019 and 2018 audited financial statements filed on Form 10-K on May 15, 2020. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed financial statements which substantially duplicate the disclosure contained in the financial statements as reported in the Annual Report on Form 10-K for the year ended December 31, 2019 as filed on May 15, 2020, have been omitted.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Going Concern

For the three months ended March 31, 2020 and 2019, the Company had net losses of $477,505 and $200,418, respectively. As of March 31, 2020, the Company had a working capital deficit of $238,032. The Company has generated $0 and $0 in revenues for the three months ended March 31, 2020 and 2019, respectively.

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

The condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the financial statements.

USE OF ESTIMATES

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements.

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

REVERSE STOCK SPLIT

On May 14, 2019, the Board of Directors of the Company approved Articles of Amendment to the Company’s Articles of Incorporation that provided for a 1 for 20 reverse stock split of the Company’s Common Stock. The Company’s Articles of Amendment were filed with the Secretary of State of the State of Florida on May 17, 2019. The effective date of the reverse stock split was subject to approval by FINRA, and the reverse stock split was published to the market and effective on June 24, 2019. At the effective time of the reverse stock split, every 20 issued and outstanding shares of the Company’s Common Stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share or number of authorized shares of Common Stock. All share and per share amounts contained in this Quarterly Report on Form 10-Q and the accompanying Financial Statements have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash totaled $2,464 and $3,111 at March 31, 2020 and December 31, 2019, respectively. The Company had no cash equivalents as of March 31, 2020 and December 31, 2019, respectively.

ACCOUNTS RECEIVABLE

Accounts receivable are non-interest-bearing obligations due under normal course of business. Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of March 31, 2020 and December 31, 2019 is adequate.

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

ADVERTISING AND MARKETING COSTS

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. The Company had no advertising and marketing expenses for the three months ended March 31, 2020 and 2019, respectively.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. There were no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The warrant and the embedded derivative liabilities are recognized at fair value on a recurring basis at March 31, 2020 and December 31, 2019 and are Level 3 measurements (see Note 8). There have been no transfers between levels.

The derivatives are evaluated under the hierarchy of ASC 480-10, ASC Paragraph 815-25-1 and ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of the Level 3 financial instruments was performed internally by the Company using Monte Carlo valuation method.

The following table summarize the Company’s fair value measurements by level at March 31, 2020 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability	$–	$–	$158,472

The following table summarize the Company’s fair value measurements by level at December 31, 2019 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability	$–	$–	$60,909

The carrying values of the Company’s financial instruments, including cash, other current assets, accounts payable, accruals, and other current liabilities approximate their fair values due to the short period of time to maturity or repayment.

DEBT

The Company issues debt that may have separate warrants, conversion features, or no equity-linked attributes.

Debt with warrants – When the Company issues debt with warrants, the Company treats the warrants as a debt discount, record as a contra-liability against the debt, and amortize the balance over the life of the underlying debt as amortization of debt discount expense in the statements of operations.  When the warrants require equity treatment under ASC 815, the offset to the contra-liability is recorded as additional paid in capital in our balance sheet.  When the Company issues debt with warrants that require liability treatment under ASC 815, such as a clause requiring repricing, the warrants are considered to be a derivative that is recorded as a liability at fair value.  If the initial value of the warrant derivative liability is higher than the fair value of the associated debt, the excess is recognized immediately as interest expense.  The warrant derivative liability is adjusted to its fair value at the end of each reporting period, with the change being recorded as expense or gain to Other (income) expense in the Statements of Operations.  If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the statement of operations.  The debt is treated as conventional debt.

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

Convertible debt – beneficial conversion feature – If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF”). A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible, and is recorded as additional paid in capital and as a debt discount in the balance sheet. The Company amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the statement of operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the Statement of Operations.

If the conversion feature does not qualify for either the derivative treatment or as a BCF, the convertible debt is treated as traditional debt.

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized on a straight-line method on the basis of a useful life of 5 to 17 years. On January 9, 2020, in conjunction with the Mina Mar Group (“Mina Mar”) acquisition of the Company’s 50,000,000 shares of Series A Convertible Preferred Stock from Hadronic Technologies, Inc, (“Hadronic”) the ex-management of the Company has removed all the equipment previously used by the Company in its operations. The entire enterprise (telescope business) was written off and removed by former management (see Note 7). The balance at March 31, 2020 and December 31, 2019 was $0 and $0, respectively.

March 31, 2020 and December 31, 2019	Gross Carrying Value	Accumulated Amortization and Impairment
Intellectual property	$–	$1,000
Patents	$–	$14,320

IMPAIRMENT OF LONG- LIVED ASSETS

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The assets are subject to impairment consideration under FASB ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There was no impairment charge for the periods ended March 31, 2020 and December 31, 2019, respectively.

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

EXPENSES

Operating expenses encompass research and development, professional fees, selling general and administrative expenses and impairment expense. Total operating expenses were $52,197 and $198,602 for the three months ended March 31, 2020 and 2019, respectively.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $2,741 and $14,257 for the three months ended March 31, 2020 and 2019, respectively.

PROFESSIONAL FEES

Professional services are principally comprised of outside legal, audit and consulting services as well as the costs related to being a publicly traded company. Total professional fees were $48,960 and $44,448 for the three months ended March 31, 2020 and 2019, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of management fees, technology services, public relations and travel expenses. Total selling, general and administrative expenses were $496 and $60,872 for the three months ended March 31, 2020 and 2019, respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

Income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Balance Sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The likelihood that its deferred tax assets will be recovered from future taxable income must be assessed and, to the extent that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance in a period are recorded through the income tax provision in the Statements of Operations.

ASC 740-10-30 was adopted from the date of its inception. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, the Company does not have a liability for unrecognized income tax benefits.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, the common stock equivalents have not been included as they are anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	March 31, 2020	December 31, 2019
Options to purchase shares of common stock	–	–
Series A convertible preferred stock	50,000,000	50,000,000
Total potentially dilutive shares	50,000,000	50,000,000

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

Share-based expense for the three months ended March 31, 2020 and 2019 was $0 and $79,025, respectively.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of March 31, 2020 and December 31, 2019.

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

The Company did not have any revenues for the three months ended March 31, 2020 and 2019.

The Company had no customers that accounted for 10% of total revenue for the three months ended March 31, 2020 and 2019. The Company had no customers that accounted for 10% or more of total accounts receivable at March 31, 2020 and December 31, 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements Not Yet Adopted

Fair Value Measurements

In August 2018, the FASB amended "Fair Value Measurements" to modify the disclosure requirements related to fair value. The amendment removes requirements to disclose (1) the amount of and reasons for transfers between levels 1 and 2 of the fair value hierarchy, (2) our policy related to the timing of transfers between levels, and (3) the valuation processes used in level 3 measurements. It clarifies that, for investments measured at net asset value, disclosure of liquidation timing is only required if the investee has communicated the timing either to us or publicly. It also clarifies that the narrative disclosure of the effect of changes in level 3 inputs should be based on changes that could occur at the reporting date. The amendment adds a requirement to disclose the range and weighted average of significant unobservable inputs used in level 3 measurements. The guidance is effective for the Company with the Company’s quarterly filing for the period ended March 31, 2020 and the Company will make the required disclosure changes in that filing. Adoption will not have an impact on the Company’s results of operations, financial position, and cash flows.

Retirement Plans

In August 2018, the FASB amended "Retirement Plans" to modify the disclosure requirements for defined benefit plans. For the Company, the amendment requires the disclosure of the weighted average interest crediting rate used for cash balance plans and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. It removes the requirement to disclose the approximate amount of future benefits covered by insurance contracts. The guidance is effective for the Company with the Company’s annual filing for the year ended December 31, 2020 and the Company will make the required disclosure changes in that filing. Adoption will not have an impact on the Company’s results of operations, financial position, and cash flows.

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

Improvements to Nonemployee Share-based Payment Accounting

In June 2018, the FASB issued ASU No. 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 aligns the accounting for share-based payment awards to employees and non-employees.  Under ASU 2018-07 the existing employee guidance will apply to nonemployee share-based transactions, except for specific guidance related to the attribution of compensation cost. ASU 2018-07 should be applied to all new awards granted after the date of adoption. ASU 2018-07 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted.  The Company adopted ASU 2018-07 effective January 1, 2019; such adoption had no material impact on the Company’s financial statements.

Income Statement – Reporting Comprehensive Income

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) (ASU 2018-02), which amends existing standards for income statement-reporting comprehensive income to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Tax Cuts and Jobs Act and improve the usefulness of information reported to financial statements users. ASU 2018-02 will be effective for beginning after December 15, 2018, and early adoption is permitted. The Company adopted ASU 2018-02 effective January 1, 2019; such adoption had no material impact on the Company’s financial statements.

Goodwill

In January 2017, the FASB amended "Goodwill" to simplify the subsequent measurement of goodwill. The amended guidance eliminates Step 2 from the goodwill impairment test. Instead, impairment is defined as the amount by which the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill of the reporting unit. The new guidance is effective for the Company on January 1, 2020 and is not expected to have an impact on our results of operations, financial position, and cash flows.

Financial Instruments

In June 2016, the FASB amended "Financial Instruments" to provide financial statement users with more decision-useful information about the expected credit losses on debt instruments and other commitments to extend credit held by a reporting entity at each reporting date. During November 2018 and April 2019, the FASB made amendments to the new standard that clarified guidance on several matters, including accrued interest, recoveries, and various codification improvements. The new standard, as amended, replaces the incurred loss impairment methodology in the current standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to support credit loss estimates.  The new guidance is effective for us on January 1, 2020, and in the first half of 2019, we established an implementation team and began analyzing the impact on our current policies and procedures to identify potential differences that would result from applying the requirements of the new standard. The implementation team reports findings and progress of the project to management on a frequent basis. Through this process, we have identified appropriate changes to our processes, systems, and controls to support recognition and disclosure under the new standard.  The Company is still evaluating the impact of the new standard on the Company’s results of operations, financial position, and cash flows.

Other recently issued accounting updates are not expected to have a material impact on the Company’s Interim Financial Statements.

Recently Adopted Accounting Pronouncements

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. For public entities, the standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company adopted ASU 2016-15 effective January 1, 2018; such adoption had no material impact on the Company’s financial statements.

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

NOTE 4 – INTANGIBLE PROPERTY

Intangible assets consisted of the following as of:

	March 31, 2020	December 31, 2019

Intellectual property	$–	$1,000
Patents	–	14,320
Accumulated amortization	–	(15,320)
	$–	$–

On August 10, 2013, the Company entered into an Asset Assignment Agreement (the “IBR Assignment Agreement”) with Institute For Basic Research, Inc., a Florida corporation (“IBR”) that also is beneficially controlled by our previous Chief Executive Officer, Dr. Ruggero M. Santilli. Pursuant to the IBR Assignment Agreement, IBR irrevocably assigned to the Company all rights, title, ownership and interests in all of IBR’s internet website domain name assets, owned and hereinafter acquired by IBR including, but not limited to, all physical and intangible assets and intellectual property related to the assets.

On August 11, 2013, Thunder Energies Corporation (f/k/a Thunder Fusion Corporation) entered into an Asset Assignment Agreement (the “Assignment Agreement”) with HyFuels, Inc., a Florida corporation (“HyFuels”) beneficially controlled by our previous Chief Executive Officer, Dr. Ruggero M. Santilli. Pursuant to the Assignment Agreement, HyFuels irrevocably assigned to the Company all physical assets, intangible assets, accounts receivable, intellectual property, accounting software, billing software, client lists, client prospects, trade secrets, proprietary property, the intellectual and physical property known as intermediate nuclear fusion without radiation, the physical property consisting of seven (7) Hadronic reactors, all copyrights, patents, patent applications, patent assignments, trademarks and anything having commercial or exchange value and the like.

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

On January 9, 2020, in conjunction with the Mina Mar Group acquisition of the Company’s 50,000,000 shares of Series A Convertible Preferred Stock from Hadronic, the ex-management of the Company has removed all the equipment previously used by the Company in its operations. The entire enterprise (telescope business) was written off and removed by former management (see Note 7).

NOTE 5 – NOTE PAYABLE

On November 26, 2018, Pubrelco Inc., a non-related party, executed the purchase of a $60,000 note from our previous CEO, Dr. Ruggero. The demand note carries a 2.15% annual percentage rate and has no maturity date. In 2019, the loan amount was forgiven with an interest balance unpaid as of March 31, 2020 of $6,658.

On March 24 2020, the Company secured a revolving line of credit of up to $2,000,000 at prime plus 5%. The Company intends to use these funds for future expansions, growth and other acquisitions in the same leisure/entertainment/sports entertainment or similar industry space. As of March 31, 2020, the Company has no activity in the revolving line of credit.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

Convertible Note Payable

On April 22, 2019; The Company executed a convertible promissory note with GHS Investments, LLC (“GHS Note”). The GHS Note carries a principal balance of $57,000 together with an interest rate of eight (8%) per annum and a maturity date of February 21, 2020. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this GHS Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. As of December 31, 2019, the principal balance outstanding was $57,000.

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

On January 9, 2020, Mina Mar (the “Purchaser”) acquired 50,000,000 shares of Series A Convertible Preferred Stock of the Company from Hadronic. Each share of Preferred Stock is entitled to fifteen (15) votes per share and at the election of the holder converts into ten (10) shares of Company common stock, so at completion of the stock purchase the Purchaser owns approximately 98.6% of the fully diluted outstanding equity securities of the Company and approximately 99% of the voting rights for the outstanding equity securities. The purchase price of $94,766 for the Preferred Stock was paid by the assumption of a Company note obligation of $85,766 by Emry Capital Inc. (“Emry”), with the balance paid in cash. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser. The purchase of the Preferred Stock was the result of a privately negotiated transaction and consummation of the purchase resulted in a change of control of the Company.

On March 24, 2020, regarding a Company note obligation of $85,766 now due/new balance of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 (see Note 7).

Promissory Debenture

On February 15, 2020, the Company entered into a Promissory Agreement and Convertible Debenture (“Promissory Debenture”) with Emry for a principal sum of $70,000 which will be paid in two traunches of $50,000, paid on February 15, 2020, and $20,000, paid in April 2020. The Promissory Debenture bears interest, both before and after default, at 15% per month, calculated and compounded monthly. At the election of the holder, at any time during the period between the date of issuance and the one year anniversary of the Promissory Debenture, the Promissory Debenture is convertible into shares of the Company’s common stock at any time at a conversion price of $0.0001 per share. In addition, the Promissory Debenture provides for an interest equal to 15% of the Company’s annual sales, payable on the 2nd day following the date of issuance of the Company’s audited financial statements.

The Company accounts for this embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded derivative liability of $167,766 and $0 during the three months ended March 31, 2020 and 2019, respectively, and has $158,472 of unamortized debt discount remaining as of March 31, 2020.

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

During the three months ended March 31, 2020, the Company cancelled 299,668 shares to related parties at par value of $300. Shares of our common stock were issued at fair market value of the share price as set forth in the table below unless otherwise stated.

Date	Shares	Issuance Description	Relationship	Share Price	Amount
1/7/19	90,000	Services	Non-related party	0.100	9,000
1/25/19	100,000	Services	Non-related party	0.088	8,800
2/6/19	226,715	Cash	Non-related party	0.061	13,784
2/14/19	12,500	Services	Non-related party	0.306	3,825
2/19/19	166,667	Services	Non-related party	0.240	40,000
3/5/19	289,500	Cash	Non-related party	0.120	34,740
3/7/19	50,000	Services	Non-related party	0.192	9,600
3/13/19	50,000	Services	Non-related party	0.156	7,800
3/19/19	61,043	Cash	Non-related party	0.085	5,176
4/1/19	12,500	Services	Non-related party	0.100	1,250
4/22/19	100,000	Execution of new convertible note payable	Non-related party	3.160	316,000
4/24/19	50,000	Services	Non-related party	3.160	158,000
4/30/19	50,000	Services	Non-related party	2.960	148,000
5/11/19	25,000	Services	Non-related party	2.800	70,000

5/15/19	250,000	Services	Non-related party	0.116	29,000
5/12/19	100,000	Services	Non-related party	0.158	15,800
7/11/19	50,000	Services	Non-related party	0.050	2,500
7/11/19	150,000	Services	Non-related party	0.050	7,500
8/20/19	250,000	Services	Non-related party	0.034	8,375
8/20/19	50,000	Services	Non-related party	0.034	1,675
8/23/19	746,520	Stock issued for Principal reduction of note payable-related party and accrued interest related party. Shares issued at FMV	Related party	0.037	27,621
8/23/19	746,520	Stock issued for Principal reduction of note payable-related party and accrued interest related party. Shares issued at FMV	Related party	0.037	27,621
8/29/19	350,000	Services	Non-related party	0.039	13,755
9/6/19	200,000	Services	Non-related party	0.049	9,800
10/1/2019	63,136	Services	Non-related party	0.024	1,515
10/23/2019	200,000	Services	Non-related party	0.036	7,200
10/23/2019	200,000	Services	Non-related party	0.036	7,200
11/7/2019	300,000	Services	Non-related party	0.0235	7,050
11/7/2019	250,000	Services	Non-related party	0.0235	5,875
11/11/2019	97,459	Stock issued to GHS Investments for Services. Issued at a discount to the FMV	Non-related party	0.018	1,754
11/22/2019	100,000	Services	Non-related party	0.021	2,100
12/2/2019	150,000	Services	Non-related party	0.021	3,150
12/2/2019	300,000	Services	Non-related party	0.021	6,300
12/5/2019	300,000	Services	Non-related party	0.021	6,300
12/6/2019	200,000	Services	Non-related party	0.021	4,200
2/27/2020	(299,668)	Cancellation of director shares	Related party	0.001	--

PREFERRED STOCK

The Company has been authorized to issue 50,000,000 shares of $0.001 par value Preferred Stock. The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation.

Series A: The certificate of designation for the Preferred A Stock provides that as a class it possesses a number of votes equal to fifteen (15) votes per share and may be converted into ten (10) $0.001 par value common shares.

On October 10, 2013, the Company issued fifty million (50,000,000) shares of our Series “A” Convertible Preferred Stock to Hadronic, a Florida corporation maintaining its principal place of business at 35246 US Highway 19 North, Suite #215, Palm Harbor, Florida 34684. Our previous Directors, Dr. Ruggero M. Santilli and Mrs. Carla Santilli each own fifty percent of the equity in Hadronic. The Series “A” Convertible Preferred Stock has 15 votes per share and is convertible into 10 shares of our common stock at the election of the shareholder. Shares were valued at the par value of the common stock equivalents, $500,000.

On January 9, 2020, Mina Mar (the “Purchaser”) acquired 50,000,000 shares of Series A Convertible Preferred Stock of the Company from Hadronic. Each share of Preferred Stock is entitled to fifteen (15) votes per share and at the election of the holder converts into ten (10) shares of Company common stock, so at completion of the stock purchase the Purchaser owns approximately 98.6% of the fully diluted outstanding equity securities of the Company and approximately 99% of the voting rights for the outstanding equity securities. The purchase price of $94,766 for the Preferred Stock was paid by the assumption of a Company note obligation of $85,766 by Emry, with the balance paid in cash. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser. The purchase of the Preferred Stock was the result of a privately negotiated transaction and consummation of the purchase resulted in a change of control of the Company.

Regarding a Company note obligation of $85,766 now due/new balance of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares of series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 (see Note 6).

On March 24, 2020, Saveene (“Purchaser”) acquired 50,000,000 shares of Series A Convertible Preferred Stock of Company, from Mina Mar. Each share of Preferred Stock is entitled to fifteen (15) votes per share and at the election of the holder converts into ten (10) shares of Company common stock, so at the completion of the stock purchase, the Purchaser owns approximately 98.6% of the fully diluted outstanding equity securities of the Company and approximately 99% of the voting rights for the outstanding equity securities. The purchase price of $500,000 for the Preferred Stock was paid in cash. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser. The purchase of the Preferred Stock was the result of a privately negotiated transaction and consummation of the purchase resulted in a change of control of the Company.

On March 24, 2020, Thunder Energies, Inc. held a meeting and voted to create two separate classes of preferred shares. Class “B” and class “C’ preferred shares. One class of shares B would be used to offer securitization for the watercraft while class C preferred shares would be used in conjunction with the securitization of air crafts.

Series B Convertible Preferred Stock was authorized for 10,000,000 shares of the “Company. Each share of Preferred Stock is entitled to one thousand (1,000) votes per share and at the election of the holder converts into one thousand (1,000) shares of Company common stock, so at the completion of the stock purchase, the Purchaser owns approximately 100% of the fully diluted outstanding equity securities of the Company and approximately 100% of the voting rights for the outstanding equity securities. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser.

Series C Non-Convertible Preferred Stock was authorized for 10,000,000 shares of the Company. Each share of Preferred Stock is entitled to one thousand (1,000) votes per share and at the election of the holder. The series C is Non-Convertible Preferred Stock. The Purchaser owns approximately 100% of the fully diluted outstanding equity securities of the Company and approximately 100% of the voting rights for the outstanding equity securities. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser.

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

There are no other warrants or options outstanding to acquire any additional shares of common stock of the Company as of March 31, 2020.

CHANGE IN CONTROL

On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares of series B and 10,000 shares of series C shares. As a result, the Series B and C voting ownership approximates 57% and therefore, the Company has a change in ownership resulting in the recognition of a gain or loss on the sale of the interest sold and on the revaluation of any retained noncontrolling investment in accordance with ASC 810-10-40-5.

The Company’s stock price on March 24, 2020 was $0.03, giving the Company a value of $0.03 per share times 11,244,923 shares outstanding or $337,348. The transaction was booked to loss on extinguishment of change in control and with the off-setting entry to additional paid-in capital due to it being a related party transaction.

NOTE 8 – RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH SAVEENE.COM, INC.

On March 24, 2020, Saveene acquired 50,000,000 shares of Series A Convertible Preferred Stock of the Company, from Mina Mar. Each share of Preferred Stock is entitled to fifteen (15) votes per share and at the election of the holder converts into ten (10) shares of Company common stock, so at the completion of the stock purchase, the Purchaser owns approximately 98.6% of the fully diluted outstanding equity securities of the Company and approximately 99% of the voting rights for the outstanding equity securities. The purchase price of $500,000 for the Preferred Stock was paid in cash. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser. The purchase of the Preferred Stock was the result of a privately negotiated transaction and consummation of the purchase resulted in a change of control of the Company.

In connection with the sale of the Preferred Stock, all existing officers, directors and board members with the Company remained undisturbed.

Except as described herein, there are no arrangements or understandings among members of both the former and new control persons and their associates with respect to the election of directors of the Company or other matters.

On March 24, 2020, Thunder Energies, Inc. announced its operational affiliate plans with Saveene. Under the agreement, Saveene will grant Thunder Energies access to several yachts and jets for the purpose of offering these vessels to the end-user and the general public for sale and or charter. Additionally, Thunder Energies will gain access to several patent-pending technologies the entire Saveene back office that focuses on the yacht and jet industry sector. This operational affiliate plan with Saveene.Com will allow Thunder Energies to offer a white-label type solution and OEM or original equipment manufacturer under Thunder Energies, Inc. own brand name being Nacaeli brand dispensing the need to acquire and carry any inventory. All future Thunder Energies, Inc. and or Nacaeli brand fulfillment orders general maintenance, and upkeep matters such as mechanical repair, buffering, and similar will be outsourced other than administrative operational and corporate governance tasks.

On March 24, 2020, Thunder Energies, Inc. held a meeting and voted to create two separate classes of preferred shares. Class “B” and class “C’ preferred shares. One class of shares B would be used to offer securitization for the watercraft while class C preferred shares would be used in conjunction with the securitization of air crafts.

Series B Convertible Preferred Stock was authorized for 10,000,000 shares of the Company. Each share of Preferred Stock is entitled to one thousand (1,000) votes per share and at the election of the holder converts into one thousand (1,000) shares of Company common stock, so at the completion of the stock purchase, the Purchaser owns approximately 100% of the fully diluted outstanding equity securities of the Company and approximately 100% of the voting rights for the outstanding equity securities. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser.

Series C Non-Convertible Preferred Stock was authorized for 10,000,000 shares of the Company. Each share of Preferred Stock is entitled to one thousand (1,000) votes per share and at the election of the holder. The series C is Non-Convertible Preferred Stock. The Purchaser owns approximately 100% of the fully diluted outstanding equity securities of the Company and approximately 100% of the voting rights for the outstanding equity securities. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser.

Regarding a Company note obligation of $85,766 now due/new balance of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares of series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766.

On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares of series B and 10,000 shares of series C shares. As a result, the Series B and C voting ownership approximates 57% and therefore, the Company has a change in ownership resulting in the recognition of a gain or loss on the sale of the interest sold and on the revaluation of any retained noncontrolling investment in accordance with ASC 810-10-40-5.

The Company’s stock price on March 24, 2020 was $0.03, giving the Company a value of $0.03 per share times 11,244,923 shares outstanding or $337,348. The transaction was booked to loss on extinguishment of change in control and with the off-setting entry to additional paid-in capital due to it being a related party transaction.

TRANSACTIONS WITH MINA MAR GROUP

On January 9, 2020, Mina Mar (the “Purchaser”) acquired 50,000,000 shares of Series A Convertible Preferred Stock of the Company from Hadronic. Each share of Preferred Stock is entitled to fifteen (15) votes per share and at the election of the holder converts into ten (10) shares of Company common stock, so at completion of the stock purchase the Purchaser owns approximately 98.6% of the fully diluted outstanding equity securities of the Company and approximately 99% of the voting rights for the outstanding equity securities. The purchase price of $94,766 for the Preferred Stock was paid by the assumption of a Company note obligation of $85,766 by Emry, with the balance paid in cash. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser. The purchase of the Preferred Stock was the result of a privately negotiated transaction and consummation of the purchase resulted in a change of control of the Company.

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

ADVANCES, PAYABLES AND ACCRUALS

Amounts included in accruals represent amounts previously due to the officers and directors for corporate obligations under the employment agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of March 31, 2020 and December 31, 2019, accrued expenses were $0 and $0, respectively. On December 31, 2019, the accrued compensation – related party was forgiven and booked the offsetting entry to Additional paid-in Capital due to it being a related party transaction.

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

During the three months ended March 31, 2020 and 2019, our previous Chief Executive Officer, Dr. Ruggero M. Santilli loaned the Company $0 and $5,000 for operations. During the three months ended March 31, 2020 and 2019 the Company repaid the principal amounts by $0 and $5,000, respectively.

At March 31, 2020 and December 31, 2019, the demand notes accumulative balances were $0 and $0, respectively. Accrued interest at March 31, 2020 and December 31, 2019 was $0 and $0, respectively. On December 31, 2019, the demand notes plus accrued interest totaling $376,276 were forgiven and booked the offsetting entry to Additional paid-in Capital due to it being a related party transaction.

EQUITY TRANSACTIONS

On December 31, 2019, our previous Chief Executive Officer, Dr. Ruggero M. Santilli requested the extinguishment of $376,276 of notes payable due. The Company extinguished $376,276 of notes payable due Dr. Rugger M. Santilli on December 31, 2019 and booked the off-setting entry to additional paid-in capital due to it being a related party transaction.

On December 31, 2019, the Company's previous Chief Executive Officer, Dr. Ruggero M. Santilli and previous Director, Carla Santilli requested the extinguishment of $315,000 and $126,000, respectively, of accrued compensation due. The Company extinguished $315,000 and $126,000 of accrued compensation due to Dr. Rugger M. Santilli and Carla Santilli, respectively, on December 31, 2019 and booked the off-setting entry to additional paid-in capital due to it being a related party transaction.

EMPLOYMENT CONTRACTS

The Company has no employment contracts with its key employees.

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

NOTE 10 – SUBSEQUENT EVENTS

In April 2020, the Company received the second traunch of $20,000 in conjunction with its Promissory Debenture.

On May14, 2020, the Company entered into a Promissory Agreement and Convertible Debenture (“Promissory Debenture”) with Emry for a principal sum of $23,000. The Promissory Debenture bears interest, both before and after default, at 15% per month, calculated and compounded monthly. At the election of the holder, at any time during the period between the date of issuance and the one year anniversary of the Promissory Debenture, the Promissory Debenture is convertible into shares of the Company’s common stock at any time at a conversion price of $0.0001 per share. In addition, the Promissory Debenture provides for an interest equal to 15% of the Company’s annual sales, payable on the 2nd day following the date of issuance of the Company’s audited financial statements.

There were no other events subsequent to March 31, 2020, and up to the date of this filing that would require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Energies Corporation for the period ended March 31, 2020 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

On August 10, 2013, the Company entered into an Asset Assignment Agreement (the “IBR Assignment Agreement”) with Institute For Basic Research, Inc., a Florida corporation (“IBR”) that also is beneficially controlled by our previous Chief Executive Officer, Dr. Ruggero M. Santilli. Pursuant to the IBR Assignment Agreement, IBR irrevocably assigned to the Company all rights, title, ownership and interests in all of IBR’s internet website domain name assets, owned and hereinafter acquired by IBR including, but not limited to, all physical and intangible assets and intellectual property related to the assets.

On August 11, 2013, Thunder Energies Corporation (the “Company”) entered into an Asset Assignment Agreement (the “Assignment Agreement”) with HyFuels, Inc., a Florida corporation (“HyFuels”) beneficially controlled by our previous Chief Executive Officer, Dr. Ruggero M. Santilli. Pursuant to the Assignment Agreement, HyFuels irrevocably assigned to the Company all physical assets, intangible assets, accounts receivable, intellectual property, accounting software, billing software, client lists, client prospects, trade secrets, proprietary property, the intellectual and physical property known as intermediate nuclear fusion without radiation, the physical property consisting of seven (7) Hadronic Technologies, Inc., a Florida corporation (“Hadronic”) reactors, all copyrights, patents, patent applications, patent assignments, trademarks and anything having commercial or exchange value and the like.

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

HyFuels is a Florida corporation that utilized research and development funds to create the seven Hadronic reactors, but otherwise has no business operations since its inception. Its sole purpose is to serve as a patent holding company. Our previous Chief Executive Officer and Director, Dr. Ruggero M. Santilli is president and a director for HyFuels. HyFuels also does not have any ownership interest in any of our securities.

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

Recent Developments

Convertible Note Payable

On January 9, 2020, Mina Mar Corporation, a Florida corporation (d/b/a Mina Mar Group) (“Mina Mar” or the “Purchaser”) acquired 50,000,000 shares of Series A Convertible Preferred Stock of Thunder Energies Corporation (the “Company”), from Hadronic. Each share of Preferred Stock is entitled to fifteen (15) votes per share and at the election of the holder converts into ten (10) shares of Company common stock, so at completion of the stock purchase the Purchaser owns approximately 98.6% of the fully diluted outstanding equity securities of the Company and approximately 99% of the voting rights for the outstanding equity securities. The purchase price of $94,766 for the Preferred Stock was paid by the assumption of a Company note obligation of $85,766 by Emry Capital Inc (“Emry”), with the balance paid in cash. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser. The purchase of the Preferred Stock was the result of a privately negotiated transaction and consummation of the purchase resulted in a change of control of the Company.

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

Andrea Zecevic, Age 51, Director President and CEO

Ms. Zecevic has for the last five years been president of Saveene.com (“Saveene”), a vacation property and yacht management firm based in Florida. She is also president of Mina Mar, a private holding company for various private equity and real estate investments.  Ms. Zecevic, who speaks multiple languages, earned a science degree, with honors, from the University of Toronto. She later completed an MBA at Kaplan University in Chicago, Illinois.  Ms. Zecevic has also been recognized by Cambridge Who’s Who for showing dedication, leadership and excellence in business management. Previously Ms.Zecevic was CEO of Cash Now a Canadian based sub prime financier. Cash Now was ranked #10 of top 1,000 fastest growing companies in Canada.  Ms. Zecevic has been appointed as the Company’s Chief Executive Officer and as a member of the Board of Directors. The Company believes her broad executive, marketing and investor relations experience will help position the Company for expansion and profitable growth going forward.

The Company will be using @CorpTnrg as its social media account going forward; its interim corporate web site is www.otc-tnrg.com; The Company’s new operating business web site is www.nacaeli.com.

The ex-management of the Company has removed all the equipment previously used by the Company in its operations. The entire enterprise (telescope business) was written off and removed by former management.  Current management anticipates a new business model for the Company with the launch of its Nacaeli brand www.nacaeli.com.

Promissory Debenture

On February 15, 2020, the Company entered into a Promissory Agreement and Convertible Debenture (“Promissory Debenture”) with Emry for a principal sum of $70,000 which will be paid in two traunches of $50,000, paid on February 15, 2020, and $20,000, paid in April 2020. The Promissory Debenture bears interest, both before and after default, at 15% per month, calculated and compounded monthly. At the election of the holder, at any time during the period between the date of issuance and the one year anniversary of the Promissory Debenture, the Promissory Debenture is convertible into shares of the Company’s common stock at any time at a conversion price of $0.0001 per share. In addition, the Promissory Debenture provides for an interest equal to 15% of the Company’s annual sales, payable on the 2nd day following the date of issuance of the Company’s audited financial statements.

On May14, 2020, the Company entered into a Promissory Agreement and Convertible Debenture (“Promissory Debenture”) with Emry for a principal sum of $23,000. The Promissory Debenture bears interest, both before and after default, at 15% per month, calculated and compounded monthly. At the election of the holder, at any time during the period between the date of issuance and the one year anniversary of the Promissory Debenture, the Promissory Debenture is convertible into shares of the Company’s common stock at any time at a conversion price of $0.0001 per share. In addition, the Promissory Debenture provides for an interest equal to 15% of the Company’s annual sales, payable on the 2nd day following the date of issuance of the Company’s audited financial statements.

Preferred Stock

On March 24, 2020, Saveene (the “Purchaser”) acquired 50,000,000 shares of Series A Convertible Preferred Stock of the Company, from Mina Mar. Each share of Preferred Stock is entitled to fifteen (15) votes per share and at the election of the holder converts into ten (10) shares of Company common stock, so at the completion of the stock purchase, the Purchaser owns approximately 98.6% of the fully diluted outstanding equity securities of the Company and approximately 99% of the voting rights for the outstanding equity securities. The purchase price of $500,000 for the Preferred Stock was paid in cash. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser. The purchase of the Preferred Stock was the result of a privately negotiated transaction and consummation of the purchase resulted in a change of control of the Company.

In connection with the sale of the Preferred Stock, all existing officers, directors and board members with the Company remained undisturbed.

Except as described herein, there are no arrangements or understandings among members of both the former and new control persons and their associates with respect to the election of directors of the Company or other matters.

On March 24, 2020, Thunder Energies, Inc. announced its operational affiliate plans with Saveene, the preferred shareholder. Under the agreement, Saveene will grant Thunder Energies access to several yachts and jets for the purpose of offering these vessels to the end-user and the general public for sale and or charter. Additionally, Thunder Energies will gain access to several patent-pending technologies the entire Saveene back office that focuses on the yacht and jet industry sector. This operational affiliate plan with Saveene.Com will allow Thunder Energies to offer a white-label type solution and OEM or original equipment manufacturer under Thunder Energies, Inc. own brand name being Nacaeli brand dispensing the need to acquire and carry any inventory. All future Thunder Energies, Inc. and or Nacaeli brand fulfillment orders general maintenance, and upkeep matters such as mechanical repair, buffering, and similar will be outsourced other than administrative operational and corporate governance tasks.

On March 24, 2020, Thunder Energies, Inc. held a meeting and voted to create two separate classes of preferred shares. Class “B” and class “C’ preferred shares. One class of shares B would be used to offer securitization for the watercraft while class C preferred shares would be used in conjunction with the securitization of air crafts.

Series B Convertible Preferred Stock was authorized for 10,000,000 shares of the Company. Each share of Preferred Stock is entitled to one thousand (1,000) votes per share and at the election of the holder converts into one thousand (1,000) shares of Company common stock, so at the completion of the stock purchase, the Purchaser owns approximately 100% of the fully diluted outstanding equity securities of the Company and approximately 100% of the voting rights for the outstanding equity securities. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser.

Series C Non-Convertible Preferred Stock was authorized for 10,000,000 shares of the “Company. Each share of Preferred Stock is entitled to one thousand (1,000) votes per share and at the election of the holder. The series C is Non-Convertible Preferred Stock. The Purchaser owns approximately 100% of the fully diluted outstanding equity securities of the Company and approximately 100% of the voting rights for the outstanding equity securities. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser.

Regarding a Company note obligation of $85,766 now due/new balance of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares of series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766.

On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares of series B and 10,000 shares of series C shares. As a result, the Series B and C voting ownership approximates 57% and therefore, the Company has a change in ownership resulting in the recognition of a gain or loss on the sale of the interest sold and on the revaluation of any retained noncontrolling investment in accordance with ASC 810-10-40-5.

The Company’s stock price on March 24, 2020 was $0.03, giving the Company a value of $0.03 per share times 11,244,923 shares outstanding or $337,348. The transaction was booked to loss on extinguishment of change in control and with the off-setting entry to additional paid-in capital due to it being a related party transaction.

Revolving Line of Credit

On March 24 2020, Thunder Energies secured a revolving line of credit of up to $2,000,000 at prime plus 5%. The Company intends to use these funds for future expansions, growth and other acquisitions in the same leisure/entertainment/sports entertainment or similar industry space.

Description of Business, Principal Products, Services

Thunder Energies is doing business as NACAELI. A luxurious new brand of fractional luxury yachts, and private jets. Nacaeli, meaning Air and Water, is derived from the merger of the Latin word Na and Caeli from the South Pacific (Hawaiian) dialect to create and formulate our Air+Water Nacaeli unique Corporate identity name and brand

On March 24, 2020, Thunder Energies, Inc. announced its operational affiliate plans with Saveene, the preferred shareholder. Under the agreement, Saveene will grant Thunder Energies access to several yachts and jets for the purpose of offering these vessels to the end-user and the general public for sale and or charter. Additionally, Thunder Energies will gain access to several patent-pending technologies and the entire Saveene back office that focuses on the yacht and jet industry sector. This operational affiliate plan with Saveene.Com will allow Thunder Energies to offer a white-label type solution and OEM or original equipment manufacturer under Thunder Energies, Inc. own brand name Nacaeli, dispensing the need to acquire and carry any inventory. All future Thunder Energies, Inc. and or Nacaeli brand fulfillment orders for general maintenance, and any upkeep matters such as mechanical repair, buffering, and similar will be outsourced, other than administrative operational and corporate governance tasks.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements Or Labor Contracts, Including Duration

The Company has no patents. No franchisee or license is expected during the first three years of operation. Labor contracts for employees are planned for implementation following legal assistance and decisions by our Board of Directors.

Need For Any Government Approval Of Principal Products Or Services

No governmental approval or permits are necessary for our products.

Effect Of Existing Or Probable Governmental Regulations On The Business

There are no governmental regulations affecting the Company.

Costs and Effects Of Compliance With Environmental Laws

There are no environmental laws affecting the Company.

Number Of Total Employees And Number Of Full-Time Employees

At this time, the Company has no full time employees and two persons working part time in various functions.

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

Results of Operations for the Three Months ended March 31, 2020 and 2019.

Revenues.

Total Revenue. For the three months ended March 31, 2020 and 2019, we had no revenues.

Expenses.

Total Operating Expenses. Total operating expenses for the three months ended March 31, 2020 and March 31, 2019 were $52,197 and $198,602, respectively. Total operating expenses consisted of research and development of $2,741 and $14,257, respectively; stock in exchange for services of $0 and $79,025, respectively; professional fees of $48,960 and $44,448, respectively and selling, general and administrative expenses of $496 and $60,872, respectively. Research and development expense decreased by approximately 81% primarily due to a reduction in equipment and supplies. Stock in exchange for services decreased by approximately 100% due to no shares of common stock being issued in exchange for certain expenses. Professional fees decreased by approximately 99% due to a decrease in consulting services.

Other Expense. Total other income expense for the three months ended March 31, 2020 and 2019 was $425,308 and $1,816, respectively. Other expense consisted of interest expense in conjunction with debt issuance of $68,770 and $1,816, respectively; accretion of debt discount of $51,504 and $0, respectively, change in fair value of derivative liability of $6,628 and $0, respectively, extinguishment of derivative liability related to debt conversion of $25,686 and $0, respectively, and the loss on extinguishment of change in control of $337,348 and $0, respectively. Interest expense in conjunction with debt issuance increased by approximately 3,687% due to the issuance of notes payable; accretion of debt discount increased by approximately 100% due to the issuance of notes payable and change in fair value of derivative liability and extinguishment of derivative liability related to debt conversion decreased by approximately 100% due to the convertible note payable being paid in full.

Financial Condition.

Total Assets. Total assets at March 31, 2020 and December 31, 2019 were $2,464 and $3,111, respectively. Total assets consist of cash of $2,464 and $3,111, respectively. Total assets decreased by approximately 21%. The primary reason for the decrease was a reduction in cash at period end.

Total Liabilities. Total liabilities at March 31, 2020 and December 31, 2019 were $252,996 and $123,274, respectively. Total liabilities consist of accounts payable of $1,550 and $0, respectively, accrued interest of $10,369 and $5,365, respectively; convertible note payable of $70,105 (net of discount of $15,661) and $57,000, respectively, derivative liability of $158,472 and $60,909, respectively, and convertible note payable of $12,500 (net of discount of $37,500) and $0, respectively. Total liabilities increased by approximately 105%. Accrued interest increased by approximately 93% due to borrowings for operations. Convertible note payable increased by approximately 45% due to a new convertible note payable.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $477,505 and $200,418 for the three months ended March 31, 2020 and 2019, respectively. The Company has accumulated losses totaling $5,648,618 at March 31, 2020. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our shareholders. At March 31, 2020, we had a working capital deficit of $238,032. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the three months ended March 31, 2020 and 2019 were $50,647 and $56,576, respectively. Net cash used in operating activities includes our net loss, accounts payable, and accrued interest – related party.

Net cash provided by financing activities for the three months ended March 31, 2020 and 2019 were $50,000 and $53,700, respectively. Net cash provided by financing activities includes proceeds from convertible note payable of $50,000 and the issuance of stock of $53,700.

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

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2020.

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

We do not believe that inflation has had a material effect on our results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

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

With respect to the period ending March 31, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2020, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Change in Internal Control Over Financial Reporting

We have not made any significant changes to our internal controls during the fiscal year ending December 31, 2020. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2020, the Company cancelled 299,668 shares to related parties at par value of $300 as set forth in the table below.

Date	Shares	Issuance Description	Relationship	Share Price	Amount
2/27/20	(299,668)	Cancellation of director shares	Related parties	0.001	--

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended March 31, 2020, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

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

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Andrea Zecevic	President and Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)	June 1, 2020
Andrea Zecevic

