Form 10-Q/A
period 2020-03-31
Thunder Energies Corp
filed 2020-06-03
CIK 1524872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on June 2, 2020.

2

PART IV

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Andrea Zecevic	President and Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)	June 2, 2020
Andrea Zecevic

4