Form 10-Q
period 2020-06-30
Thunder Energies Corp
filed 2020-08-13
CIK 1524872

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the issuer’s Common Stock, $0.001 par value, as of August 12, 2020 was 12,645,255 shares.

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

2

THUNDER ENERGIES CORPORATION

Quarterly Period Ended June 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

THUNDER ENERGIES CORPORATION

Condensed Balance Sheets

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$1,655	$3,111
Prepaid expenses	56,500	–
Total current assets	58,155	3,111

Non-current assets
Intangible assets, net of accumulated amortization and impairment of $15,320 and $15,320, respectively	–	–
Total non-current assets	–	–

TOTAL ASSETS	$58,155	$3,111

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,550	$–
Accrued interest	23,204	5,365
Derivative liability	216,443	60,909
Convertible note payable, net of discount of $46,308 and $0, respectively	107,458	57,000
Total current liabilities	348,655	123,274

Long-term liabilities:
Convertible note payable, net of discount of $12,222 and $0, respectively	37,778	–
Total long-term liabilities	37,778	–

TOTAL LIABILITIES	386,433	123,274

COMMITMENTS AND CONTINGENCIES

Stockholders’ deficit
Preferred stock - Series A: $0.001 par value, 50,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Preferred stock - Series B: $0.001 par value, 10,000,000 authorized; 5,000 and 0 shares issued and outstanding, respectively	5	–
Preferred stock - Series C: $0.001 par value, 10,000,000 authorized; 10,000 and 0 shares issued and outstanding, respectively	10	–
Common stock: $0.001 par value 900,000,000 authorized; 12,645,255 and 11,544,923 shares issued and outstanding, respectively*	12,645	11,545
Additional paid in capital	5,383,426	4,989,405
Accumulated deficit	(5,774,364)	(5,171,113)
Total stockholders’ deficit	(328,278)	(120,163)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$58,155	$3,111

* Reflects the 1-for-20 reverse stock split that became effective on June 7, 2019. Refer to Note 3 – Summary of Significant Accounting Policies for further information.

See notes to financial statements

THUNDER ENERGIES CORPORATION

Condensed Statements of Operations

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

REVENUE
Product sales	$–	$–	$–	$–

OPERATING EXPENSES
Research and development	2,741	41,310	–	27,053
Stock in exchange for services	–	817,075	–	738,050
Professional fees	78,260	83,166	29,300	38,718
Selling, general and administrative expenses	31,505	113,897	31,009	53,025
Total operating expenses	112,506	1,055,448	60,309	856,846

Loss from operations	(112,506)	(1,055,448)	(60,309)	(856,846)

Other expense (income)
Interest expense in conjunction with debt issuance	81,605	11,724	12,835	9,908
Accretion of debt discount	106,522	21,850	55,018	21,850
Change in fair value of derivative liability	(9,044)	(681)	(2,416)	(681)
Extinguishment of derivative liability related to debt conversion	(25,686)	–	–	–
Loss on extinguishment of change in control	337,348	–	–	–
Total other expense	490,745	32,893	65,437	31,077

Loss before income tax	(603,251)	(1,088,341)	(125,746)	(887,923)

Provision for income taxes	–	–	–	–

Net loss	$(603,251)	$(1,088,341)	$(125,746)	$(887,923)

Net loss per share of common stock:
Basic and diluted	$(0.05)	$(0.18)	$(0.01)	$(0.13)

Weighted average shares outstanding:
Basic and diluted	11,602,292	6,157,465	11,768,332	6,618,317

* Reflects the 1-for-20 reverse stock split that became effective on June 7, 2019. Refer to Note 3 – Summary of Significant Accounting Policies for further information.

See notes to financial statements

THUNDER ENERGIES CORPORATION

Condensed Statements of Changes in Stockholders’ Deficit

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock*		Additional paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2018	50,000,000	$50,000	–	$–	–	$–	5,207,330	$5,207	$3,159,848	$(3,781,938)	$(565,933)
Common stock issued for services	–	–	–	–	–	–	469,167	469	78,556	–	79,025
Common stock issued for cash	–	–	–	–	–	–	577,258	578	53,122	–	53,700
Net loss	–	–	–	–	–	–	–	–	–	(200,418)	(200,418)
Balance, March 31, 2019	50,000,000	$50,000	–	$–	–	$–	6,253,755	$6,254	$33,291,527	$(3,982,356)	$(633,626)

Common stock issued for service	–	–	–	–	–	–	587,500	588	737,462	–	738,050
Adjustment for fractional shares due to 1 for 20 reverse split*	–	–	–	–	–	–	9	–	950	–	–
Paid-in capital – Derivative liability	–	–	–	–	–	–	–	–	(6,788)	–	(6,788)
Net loss	–	–	–	–	–	–	–	–	–	(887,923)	(887,923)
Balance, June 30, 2019	50,000,000	$50,000	–	$–	–	$–	6,841,264	$6,841	$4,023,151	$(4,870,279)	$(790,286)

Balance, December 31, 2019	50,000,000	$50,000	–	$–	–	$–	11,544,923	$11,545	$4,989,405	$(5,171,113)	$(120,163)
Cancellation of shares to director	–	–	–	–	–	–	(299,668)	(300)	300	–	–
Paid-in capital – Derivative liability	–	–	–	–	–	–	–	–	(25,212)	–	(25,212)
Preferred stock issued in conjunction with convertible notes payable	–	–	5,000	5	10,000	10	–	–	34,985	–	35,000
Loss on extinguishment of change of control	–	–	–	–	–	–	–	–	337,348	–	337,348
Net loss	–	–	–	–	–	–	–	–	–	(477,505)	(477,505)
Balance as at March 31, 2020	50,000,000	$50,000	5,000	$5	10,000	$10	11,245,255	$11,245	$5,336,826	$(5,648,618)	$(250,532)

Common stock issued for cash	–	–	–	–	–	–	1,400,000	1,400	46,600	–	48,000
Net loss	–	–	–	–	–	–	–	–	–	(125,746)	(125,746)
Balance, June 30, 2019	50,000,000	$50,000	5,000	$5	10,000	$10	12,644,923	$12,645	$5,383,426	$(5,774,364)	$(328,278)

* Reflects the 1-for-20 reverse stock split that became effective on June 7, 2019. Refer to Note 3 – Summary of Significant Accounting Policies for further information

See notes to financial statements

THUNDER ENERGIES CORPORATION

Condensed Statements of Cash Flows

	For the Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(603,251)	$(1,088,341)
Adjustment to reconcile net loss to net cash used in operations:
Change in fair value of derivative liability	(9,044)	(681)
Accretion of debt discount	106,522	21,850
Extinguishment of derivative liability related to debt conversions	(25,686)	–
Loss on extinguishment of change of control	337,348	–
Interest expense in conjunction with debt issuance	81,605	–
Stock issued for services provided	–	817,075
Changes in assets and liabilities:
Increase (decrease) in operating liabilities:
Prepaid expenses	(56,500)	–
Accounts payable	1,550	–
Accrued interest	–	1,717
Accrued interest – related party	–	129,008
Net cash used in operating activities	(167,456)	(119,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	–	4,000
Proceeds from convertible notes payable	118,000	57,000
Issuance of common stock	48,000	53,700
Net cash provided by financing activates	166,000	114,700

Net decrease in cash	(1,456)	(4,672)

Cash
Beginning of period	3,111	7,920
End of period	$1,655	$3,248

Supplemental cash flow information
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Non-cash transactions:
Preferred stock issued in conjunction with convertible notes payable	$34,995	$–
Cancellation of shares to director against additional paid in capital	300	–
Extinguishment of derivative liability related to debt conversions	25,686	–
Original discount recorded on the recognition of notes with derivative liability	165,052	57,000

See notes to financial statements

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the Three Months Ended June 30, 2020 and 2019

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

The Company is primarily involved in offering yachts and jets to the end-user and the general public for sale and or charter.

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

NOTE 2 – Basis of Presentation

The included (a) condensed balance sheet as of December 31, 2019, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of June 30, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s December 31, 2019 and 2018 audited financial statements filed on Form 10-K on May 15, 2020. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed financial statements which substantially duplicate the disclosure contained in the financial statements as reported in the Annual Report on Form 10-K for the year ended December 31, 2019 as filed on May 15, 2020, have been omitted.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Going Concern

For the six months ended June 30, 2020 and 2019, the Company had net losses of $603,251 and $1,088,341, respectively. As of June 30, 2020, the Company had a working capital deficit of $282,518. The Company has generated $0 and $0 in revenues for the six months ended June 30, 2020 and 2019, respectively.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash totaled $1,655 and $3,111 at June 30, 2020 and December 31, 2019, respectively. The Company had no cash equivalents as of June 30, 2020 and December 31, 2019, respectively.

ACCOUNTS RECEIVABLE

Accounts receivable are non-interest-bearing obligations due under normal course of business. Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of June 30, 2020 and December 31, 2019 is adequate.

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

ADVERTISING AND MARKETING COSTS

Advertising and marketing costs are recorded as general and administrative expenses when they are incurred. The Company had no advertising and marketing expenses for the three and six months ended June 30, 2020 and 2019, respectively.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. There were no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The warrant and the embedded derivative liabilities are recognized at fair value on a recurring basis at June 30, 2020 and December 31, 2019 and are Level 3 measurements (see Note 8). There have been no transfers between levels.

The derivatives are evaluated under the hierarchy of ASC 480-10, ASC Paragraph 815-25-1 and ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of the Level 3 financial instruments was performed internally by the Company using Monte Carlo valuation method.

The following table summarize the Company’s fair value measurements by level at June 30, 2020 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability	$–	$–	$216,443

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

INTANGIBLE ASSETS

The Company has applied the provisions of ASC topic 350 – Intangible – goodwill and other, in accounting for its intangible assets. Intangible assets are being amortized on a straight-line method on the basis of a useful life of 5 to 17 years. On January 9, 2020, in conjunction with the Mina Mar Group (“Mina Mar”) acquisition of the Company’s 50,000,000 shares of Series A Convertible Preferred Stock from Hadronic Technologies, Inc, (“Hadronic”) the ex-management of the Company has removed all the equipment previously used by the Company in its operations. The entire enterprise (telescope business) was written off and removed by former management (see Note 7) as full and final settlement for any future claims the ex-management may have against the Company. The balance at June 30, 2020 and December 31, 2019 was $0 and $0, respectively.

June 30, 2020 and December 31, 2019	Gross Carrying Value	Accumulated Amortization and Impairment
Intellectual property	$–	$1,000
Patents	–	14,320

IMPAIRMENT OF LONG- LIVED ASSETS

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The assets are subject to impairment consideration under FASB ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There was no impairment charge for the periods ended June 30, 2020 and December 31, 2019, respectively.

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

EXPENSES

Operating expenses encompass research and development, professional fees, selling general and administrative expenses and impairment expense. Total operating expenses were $60,309 and $112,506 and $856,846 and $1,055,448 for the three and six months ended June 30, 2020 and 2019, respectively.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $0 and $2,741 and $27,053 and $41,310 for the three and six months ended June 30, 2020 and 2019, respectively.

PROFESSIONAL FEES

Professional services are principally comprised of outside legal, audit and consulting services as well as the costs related to being a publicly traded company. Total professional fees were $29,300 and $78,260 and $38,718 and $83,166 for the three and six months ended June 30, 2020 and 2019, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of management fees, technology services, public relations and travel expenses. Total selling, general and administrative expenses were $31,009 and $31,505 and $53,025 and $113,897 for the three and six months ended June 30, 2020 and 2019, respectively.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, the common stock equivalents have not been included as they are anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	June 30, 2020	December 31, 2019
Options to purchase shares of common stock	–	–
Series A convertible preferred stock	50,000,000	50,000,000
Series B convertible preferred stock	5,000,000	–
Series C convertible preferred stock	10,000,000	–
Total potentially dilutive shares	65,000,000	50,000,000

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

Share-based expense for the three and six months ended June 30, 2020 and 2019 was $0 and $0 and $738,050 and $817,075, respectively.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of June 30, 2020 and December 31, 2019.

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

The Company did not have any revenues for the three and six months ended June 30, 2020 and 2019.

The Company had no customers that accounted for 10% of total revenue for the three and six months ended June 30, 2020 and 2019. The Company had no customers that accounted for 10% or more of total accounts receivable at June 30, 2020 and December 31, 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements Not Yet Adopted

Fair Value Measurements

In August 2018, the FASB amended "Fair Value Measurements" to modify the disclosure requirements related to fair value. The amendment removes requirements to disclose (1) the amount of and reasons for transfers between levels 1 and 2 of the fair value hierarchy, (2) our policy related to the timing of transfers between levels, and (3) the valuation processes used in level 3 measurements. It clarifies that, for investments measured at net asset value, disclosure of liquidation timing is only required if the investee has communicated the timing either to us or publicly. It also clarifies that the narrative disclosure of the effect of changes in level 3 inputs should be based on changes that could occur at the reporting date. The amendment adds a requirement to disclose the range and weighted average of significant unobservable inputs used in level 3 measurements. The guidance is effective for the Company with the Company’s quarterly filing for the period ended June 30, 2020 and the Company will make the required disclosure changes in that filing. Adoption will not have an impact on the Company’s results of operations, financial position, and cash flows.

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

NOTE 4 – INTANGIBLE PROPERTY

Intangible assets consisted of the following as of:

	June 30, 2020	December 31, 2019

Intellectual property	$–	$1,000
Patents	–	14,320
Accumulated amortization	–	(15,320)
	$–	$–

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

On January 9, 2020, in conjunction with the Mina Mar Group acquisition of the Company’s 50,000,000 shares of Series A Convertible Preferred Stock from Hadronic, the ex-management of the Company has removed all the equipment previously used by the Company in its operations. The entire enterprise (telescope business) was written off and removed by former management as full and final settlement for any future claims the ex-management may have against the Company (see Note 7).

NOTE 5 – NOTE PAYABLE

On November 26, 2018, Pubrelco Inc., a non-related party, executed the purchase of a $60,000 note from our previous CEO, Dr. Ruggero. The demand note carries a 2.15% annual percentage rate and has no maturity date. In 2019, the loan amount and unpaid interest was forgiven.

On March 24 2020, the Company secured a revolving line of credit of up to $2,000,000 at prime plus 5%. The Company intends to use these funds for future expansions, growth and other acquisitions in the same leisure/entertainment/sports entertainment or similar industry space. The Company drew down one tranche totaling $96,000 which remains outstanding at June 30, 2020 (see Note 6). The balance of line of credit was cancelled on July 1, 2020 in connection with the change of control of the Company.

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

Promissory Debenture

On February 15, 2020 and on May 14, 2020, the Company entered into Promissory Agreement and Convertible Debentures (“Promissory Debentures”) with Emry for a principal sum of $70,000 (which was paid in two tranches: $50,000, paid on February 15, 2020, and $20,000, paid in April 2020) and $48,000 (which was paid in three tranches: $23,000, paid on May 14, 2020, $15,000, paid on May 22, 2020, and $10,000, paid on June 8, 2020), respectively. The Promissory Debenture bears interest, both before and after default, at 15% per month, calculated and compounded monthly. At the election of the holder, at any time during the period between the date of issuance and the one year anniversary of the Promissory Debentures, the Promissory Debentures are convertible into shares of the Company’s common stock at any time at a conversion price of $0.0001 per share. In addition, the Promissory Debentures provide for an interest equal to 15% of the Company’s annual sales, payable on the 2nd day following the date of issuance of the Company’s audited financial statements.

On June 24, 2020, Emry, holder of Promissory Debentures in principal amount of $70,000, and (ii) that certain convertible promissory note in principal amount of $57,000, sold 50% of each (Promissory Debentures and convertible promissory note), including accrued and unpaid interest, fees and penalties, in separate transactions to third party companies, SP11 Capital Investments and E.L.S.R. CORP, Florida companies, such that SP11 Capital Investments and E.L.S.R. CORP each hold 50% of each respective debt instrument. The Promissory Debenture bears interest, both before and after default, at 10% per annum.

The Company accounts for this embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded derivative liability of $190,335 and $63,107 during the six months ended June 30, 2020 and 2019, respectively, recorded a change in derivative liability of $2,487 and $34,801, and $681 and $681 during the three and six months ended June 30, 2020 and 2019, respectively and has $216,443 of unamortized debt discount remaining as of June 30, 2020.

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

During the six months ended June 30, 2020, the Company cancelled 299,668 shares to related parties at par value of $300. Shares of our common stock were issued at fair market value of the share price as set forth in the table below unless otherwise stated.

Date	Shares	Issuance Description	Relationship	Share Price	Amount
1/7/19	90,000	Services	Non-related party	0.100	9,000
1/25/19	100,000	Services	Non-related party	0.088	8,800
2/6/19	226,715	Cash	Non-related party	0.061	13,784
2/14/19	12,500	Services	Non-related party	0.306	3,825
2/19/19	166,667	Services	Non-related party	0.240	40,000
3/5/19	289,500	Cash	Non-related party	0.120	34,740
3/7/19	50,000	Services	Non-related party	0.192	9,600
3/13/19	50,000	Services	Non-related party	0.156	7,800
3/19/19	61,043	Cash	Non-related party	0.085	5,176
4/1/19	12,500	Services	Non-related party	0.100	1,250
4/22/19	100,000	Execution of new convertible note payable	Non-related party	3.160	316,000
4/24/19	50,000	Services	Non-related party	3.160	158,000
4/30/19	50,000	Services	Non-related party	2.960	148,000
5/11/19	25,000	Services	Non-related party	2.800	70,000
5/15/19	250,000	Services	Non-related party	0.116	29,000
5/12/19	100,000	Services	Non-related party	0.158	15,800

Date	Shares	Issuance Description	Relationship	Share Price	Amount
7/11/19	50,000	Services	Non-related party	0.050	2,500
7/11/19	150,000	Services	Non-related party	0.050	7,500
8/20/19	250,000	Services	Non-related party	0.034	8,375
8/20/19	50,000	Services	Non-related party	0.034	1,675
8/23/19	746,520	Stock issued for Principal reduction of note payable-related party and accrued interest related party. Shares issued at FMV	Related party	0.037	27,621
8/23/19	746,520	Stock issued for Principal reduction of note payable-related party and accrued interest related party. Shares issued at FMV	Related party	0.037	27,621
8/29/19	350,000	Services	Non-related party	0.039	13,755
9/6/19	200,000	Services	Non-related party	0.049	9,800
10/1/2019	63,136	Services	Non-related party	0.024	1,515
10/23/2019	200,000	Services	Non-related party	0.036	7,200
10/23/2019	200,000	Services	Non-related party	0.036	7,200
11/7/2019	300,000	Services	Non-related party	0.0235	7,050
11/7/2019	250,000	Services	Non-related party	0.0235	5,875
11/11/2019	97,459	Stock issued to GHS Investments for Services. Issued at a discount to the FMV	Non-related party	0.018	1,754
11/22/2019	100,000	Services	Non-related party	0.021	2,100
12/2/2019	150,000	Services	Non-related party	0.021	3,150
12/2/2019	300,000	Services	Non-related party	0.021	6,300
12/5/2019	300,000	Services	Non-related party	0.021	6,300
12/6/2019	200,000	Services	Non-related party	0.021	4,200
2/27/2020	(299,668)	Cancellation of director shares	Related party	0.001	–
5/27/2020	1,400,000	Cash	Non-related party	0.0343	48,000

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

Weighted Average:	June 30, 2020	December 31, 2019
Risk-free interest rate	2.42%	1.24%
Expected lives (years)	10.0	10.0
Expected price volatility	188.46%	188.46%
Dividend rate	0.0%	0.0%
Forfeiture Rate	0.0%	0.0%

There are no other warrants or options outstanding to acquire any additional shares of common stock of the Company as of June 30, 2020.

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

ADVANCES, PAYABLES AND ACCRUALS

Amounts included in accruals represent amounts previously due to the officers and directors for corporate obligations under the employment agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued (see below). As of June 30, 2020 and December 31, 2019, accrued expenses were $0 and $0, respectively. On December 31, 2019, the accrued compensation – related party was forgiven and booked the offsetting entry to Additional paid-in Capital due to it being a related party transaction.

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

During the six months ended June 30, 2020 and 2019, our previous Chief Executive Officer, Dr. Ruggero M. Santilli loaned the Company $0 and $5,000 for operations. During the six months ended June 30, 2020 and 2019 the Company repaid the principal amounts by $0 and $5,000, respectively.

At June 30, 2020 and December 31, 2019, the demand notes accumulative balances were $0 and $0, respectively. Accrued interest at June 30, 2020 and December 31, 2019 was $0 and $0, respectively. On December 31, 2019, the demand notes plus accrued interest totaling $376,276 were forgiven and booked the offsetting entry to Additional paid-in Capital due to it being a related party transaction.

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

NOTE 10 – SUBSEQUENT EVENTS

On July 1, 2020, Yogev Shvo, a third party individual and principal shareholder of Nature Consulting, LLC., a Florida limited liability company, (“Purchaser”) personally acquired 100% of the issued and outstanding shares of preferred stock (“Preferred Stock”) of the Company from Saveene (“Seller”) for total cash consideration of $250,000.

The Preferred Stock acquired by the Purchaser consisted of:

1.	50,000,000 shares of Series A Convertible Preferred Stock wherein each share is entitled to fifteen (15) votes and converts into ten (10) shares of the Company’s common stock.

2.	5,000 shares of Series B Convertible Preferred Stock wherein each share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

3.	10,000 shares of Series C Non-Convertible Preferred Stock wherein each share is entitled to one thousand (1,000) votes and is non-convertible into shares of the Company’s common stock.

As a result of the purchase and change of control of the Company, the existing officers and directors of the Company, Andrea Zecevic, CEO and President, Irina Veselinovic, Secretary and Alexander Sentic, Treasurer have resigned.

Under the terms of the stock purchase agreement the new controlling shareholder was permitted to elect representatives to serve on the Board of Directors to fill the seat(s) vacated by prior directors. Mr. Yogev Shvo became the sole Director and Chairman of the Board of the Company, and the acting sole officer of the Company (“Chairman”). The salary of the Chairman is fixed at $1 per annum effective July 23, 2020 with any future payments due to the Chairman via preferred convertible shares at the sole discretion of the Chairman.

There were no other events subsequent to June 30, 2020, and up to the date of this filing that would require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Energies Corporation for the period ended June 30, 2020 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Recent Developments

On July 1, 2020, Yogev Shvo, a third party individual and principal shareholder of Nature Consulting, LLC., a Florida limited liability company, (“Purchaser”) personally acquired 100% of the issued and outstanding shares of preferred stock (“Preferred Stock”) of the Company from Saveene (“Seller”) for total cash consideration of $250,000.

The Preferred Stock acquired by the Purchaser consisted of:

1.	50,000,000 shares of Series A Convertible Preferred Stock wherein each share is entitled to fifteen (15) votes and converts into ten (10) shares of the Company’s common stock.

2.	5,000 shares of Series B Convertible Preferred Stock wherein each share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

3.	10,000 shares of Series C Non-Convertible Preferred Stock wherein each share is entitled to one thousand (1,000) votes and is non-convertible into shares of the Company’s common stock.

As a result of the purchase and change of control of the Company, the existing officers and directors of the Company, Andrea Zecevic, CEO and President, Irina Veselinovic, Secretary and Alexander Sentic, Treasurer have resigned.

Under the terms of the stock purchase agreement the new controlling shareholder was permitted to elect representatives to serve on the Board of Directors to fill the seat(s) vacated by prior directors. Mr. Yogev Shvo became the sole Director and Chairman of the Board of the Company, and the acting sole officer of the Company (“Chairman”). The salary of the Chairman is fixed at $1 per annum effective July 23, 2020 with any future payments due to the Chairman via preferred convertible shares at the sole discretion of the Chairman.

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

Promissory Debenture

On February 15, 2020 and on May 14, 2020, the Company entered into Promissory Agreement and Convertible Debentures (“Promissory Debentures”) with Emry for a principal sum of $70,000 (which was paid in two traunches: $50,000, paid on February 15, 2020, and $20,000, paid in April 2020) and $48,000 (which was paid in three traunches: $23,000, paid on May 14, 2020, $15,000, paid on May 22, 2020, and $10,000, paid on June 8, 2020), respectively. The Promissory Debenture bears interest, both before and after default, at 15% per month, calculated and compounded monthly. At the election of the holder, at any time during the period between the date of issuance and the one year anniversary of the Promissory Debenture, the Promissory Debenture is convertible into shares of the Company’s common stock at any time at a conversion price of $0.0001 per share. In addition, the Promissory Debenture provides for an interest equal to 15% of the Company’s annual sales, payable on the 2nd day following the date of issuance of the Company’s audited financial statements.

On June 24, 2020, Emry, holder of Promissory Debentures in principal amount of $70,000, and (ii) that certain convertible promissory note in principal amount of $57,000, sold 50% of each (Promissory Debentures and convertible promissory note), including accrued and unpaid interest, fees and penalties, in separate transactions to third party companies, SP11 Capital Investments and E.L.S.R. CORP, Florida companies, such that SP11 Capital Investments and E.L.S.R. CORP each hold 50% of each respective debt instrument. The Promissory Debenture bears interest, both before and after default, at 10% per annum.

The Company accounts for this embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded derivative liability of $190,335 and $63,107 during the six months ended June 30, 2020 and 2019, respectively, recorded a change in derivative liability of $2,487 and $34,801, and $681 and $681 during the three and six months ended June 30, 2020 and 2019, respectively and has $216,443 of unamortized debt discount remaining as of June 30, 2020.

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

Revolving Line of Credit

On March 24 2020, Thunder Energies secured a revolving line of credit of up to $2,000,000 at prime plus 5%. The Company intends to use these funds for future expansions, growth and other acquisitions in the same leisure/entertainment/sports entertainment or similar industry space. The Company drew down one tranche totaling $96,000 which remains outstanding at June 30, 2020. The balance of line of credit was cancelled on July 1, 2020 in connection with the change of control of the Company.

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

Results of Operations for the Three Months ended June 30, 2020 and 2019.

Revenues.

Total Revenue. For the three months ended June 30, 2020 and 2019, we had no revenues.

Expenses.

Total Operating Expenses. Total operating expenses for the three months ended June 30, 2020 and June 30, 2019 were $60,309 and $856,846, respectively. Total operating expenses consisted of research and development of $0 and $27,053, respectively; stock in exchange for services of $0 and $738,050, respectively; professional fees of $29,300 and $38,718, respectively and selling, general and administrative expenses of $31,009 and $53,025, respectively. Research and development expense decreased by approximately 100% primarily due to a reduction in equipment and supplies. Stock in exchange for services decreased by approximately 100% due to no shares of common stock being issued in exchange for certain expenses. Professional fees decreased by approximately 24% due to a decrease in consulting services.

Other Expense. Total other income expense for the three months ended June 30, 2020 and 2019 was $65,437 and $31,077, respectively. Other expense consisted of interest expense in conjunction with debt issuance of $12,835 and $9,908, respectively; accretion of debt discount of $55,018 and $21,850, respectively, and the change in fair value of derivative liability of $2,416 and $681, respectively.

Results of Operations for the Six Months ended June 30, 2020 and 2019.

Revenues.

Total Revenue. For the six months ended June 30, 2020 and 2019, we had no revenues.

Expenses.

Total Operating Expenses. Total operating expenses for the six months ended June 30, 2020 and June 30, 2019 were $112,506 and $1,055,448, respectively. Total operating expenses consisted of research and development of $2,741 and $41,310, respectively; stock in exchange for services of $0 and $817,075, respectively; professional fees of $78,260 and $83,166, respectively and selling, general and administrative expenses of $31,505 and $113,897, respectively. Research and development expense decreased by approximately 93% primarily due to a reduction in equipment and supplies. Stock in exchange for services decreased by approximately 100% due to no shares of common stock being issued in exchange for certain expenses. Professional fees decreased by approximately 6% due to a decrease in consulting services.

Other Expense. Total other income expense for the six months ended June 30, 2020 and 2019 was $490,745 and $32,893, respectively. Other expense consisted of interest expense in conjunction with debt issuance of $81,605 and $11,724, respectively; accretion of debt discount of $106,522 and $21,850, respectively, change in fair value of derivative liability of $9,044 and $681, respectively, extinguishment of derivative liability related to debt conversion of $25,686 and $0, respectively, and the loss on extinguishment of change in control of $337,348 and $0, respectively. Interest expense in conjunction with debt issuance increased by approximately 596% due to the issuance of notes payable; accretion of debt discount increased by approximately 388% due to the issuance of notes payable and the extinguishment of derivative liability related to debt conversion decreased by approximately 100% due to the convertible note payable being paid in full.

Financial Condition.

Total Assets. Total assets at June 30, 2020 and December 31, 2019 were $58,155 and $3,111, respectively. Total assets at June 30, 2020 consist of cash of $1,655 and prepaid expenses of $56,500 and at December 31, 2019 consist of cash of $3,111. Total assets decreased by approximately 1,769%. The primary reason for the increase was an increase in prepaid expenses at period end.

Total Liabilities. Total liabilities at June 30, 2020 and December 31, 2019 were $386,433 and $123,274, respectively. Total liabilities consist of accounts payable of $1,550 and $0, respectively, accrued interest of $23,204 and $5,365, respectively; convertible note payable of $107,458 (net of discount of $46,308) and $57,000, respectively, derivative liability of $216,443 and $60,909, respectively, and convertible note payable of $37,778 (net of discount of $12,222) and $0, respectively. Total liabilities increased by approximately 213%. Accrued interest increased by approximately 333% due to borrowings for operations. Convertible note payable increased by approximately 155% due to a new convertible note payable.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $603,251 and $1,088,341 for the six months ended June 30, 2020 and 2019, respectively. The Company has accumulated losses totaling $5,774,364 at June 30, 2020. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through the support of our shareholders. At June 30, 2020, we had a working capital deficit of $290,500. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the six months ended June 30, 2020 and 2019 were $167,456 and $119,372, respectively. Net cash used in operating activities includes our net loss, prepaid expenses, accretion of debt discount, and loss on extinguishment of change in control.

Net cash provided by financing activities for the six months ended June 30, 2020 and 2019 were $166,000 and $114,700, respectively. Net cash provided by financing activities includes proceeds from convertible note payable of $118,000 and the issuance of stock of $48,000.

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

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2020.

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

With respect to the period ending June 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2020, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Change in Internal Control Over Financial Reporting

We have not made any significant changes to our internal controls during the period ending June 30, 2020. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2020, the Company issued 1,400,000 shares to non-related parties for cash as set forth in the table below.

Date	Shares	Issuance Description	Relationship	Share Price	Amount
5/27/20	1,400,000	Cash	Non-related party	0.0343	$48,000

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended June 30, 2020, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

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

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Yogev Shvo	President and Chief Executive Officer, Chief Financial Officer and Director	August 13, 2020
Yogev Shvo	(Principal Executive Officer and Principal Accounting Officer)

