Form 10-Q
period 2020-09-30
Thunder Energies Corp
filed 2021-04-29
CIK 1524872

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 000-54464

THUNDER ENERGIES CORPORATION
(Exact Name of Registrant as specified in its charter)

Florida	45-1967797
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

3017 Greene St., Hollywood, FL	33020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 800 791 0270

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

The number of shares outstanding of the issuer’s Common Stock, $0.001 par value, as of April 29, 2021 was 76,340,735 shares.

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

2

THUNDER ENERGIES CORPORATION

Quarterly Period Ended September 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

THUNDER ENERGIES CORPORATION

Condensed Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$55,841	$36,060
Accounts receivable, net of allowance of $28,700 and $29,548, respectively	722,063	111,011
Inventories, net	52,184	57,364
Prepaid expenses	169,985	19,382
Total current assets	1,000,073	223,817

Property and equipment, net	72,418	14,117
Intangible assets, net	75,733	–
Operating lease right-of-use assets, net	511,300	292,320
Other assets	24,799	–
Total assets	$1,684,323	$530,254

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$41,467	$233,082
Due to related party	645,842	–
Loan payable to shareholder	77,500	20,000
Customer advance payments	436,699	73,836
Derivative liability	124,215	–
Convertible notes payable, net of discount of $60,569 and $0, respectively	143,197	–
Current portion of operating lease liabilities	202,474	107,388
Accrued interest	221,023	–
Other current liabilities	70,239	5,819
Total current liabilities	1,962,656	440,125
Long-term liabilities:
Convertible notes payable, net of discount of $217,288 and $0, respectively	2,712	–
Long term notes payable	201,065	–
Operating lease liabilities, less current portion	314,835	187,441
Total long-term liabilities	518,612	187,441
Total liabilities	2,481,268	627,566

Commitments and contingencies

Stockholders' deficit
Members' equity	–	–
Preferred stock - Series A: $0.001 par value, 50,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	–
Preferred stock - Series B: $0.001 par value, 10,000,000 authorized; 5,000 and 0 shares issued and outstanding, respectively	5	–
Preferred stock - Series C: $0.001 par value, 10,000,000 authorized; 10,000 and 0 shares issued and outstanding, respectively	10	–
Common stock: $0.001 par value 900,000,000 authorized; 72,645,255 and 11,544,923 shares issued and outstanding, respectively	72,645	–
Additional paid-in-capital	(1,543,849)	–
Accumulated earnings (deficit)	624,244	(97,312)
Total stockholders' deficit	(796,945)	(97,312)
Total liabilities and stockholders' deficit	$1,684,323	$530,254

See notes to financial statements

THUNDER ENERGIES CORPORATION

Condensed Statements of Operations

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$6,577,162	$1,747,931	$1,296,431	$510,874

Cost of sales	3,743,271	1,460,231	383,790	559,365

Gross Profit	2,833,891	287,700	912,641	(48,491)
Operating expenses:
Advertising and marketing expenses	325,245	222,114	151,600	130,239
General and administrative	1,502,877	232,765	605,977	103,687
Total operating expenses	1,828,122	454,879	757,577	233,926
Profit (loss) from operations	1,005,769	(167,179)	155,064	(282,417)

Other expense (income):
Change in derivative liability	21,480	–	21,480	–
Accretion of debt discount	61,262	–	61,262	–
Interest expense	147,471	–	117,494	–
Other expense	61,000	–	56,500	–
Other income	(7,000)	–	–	–
Total other expense	284,213	–	256,736	–

Profit (loss) before income taxes	721,556	(167,179)	(101,672)	(282,417)
Income taxes	–	–	–	–

Net profit (loss)	$721,556	$(167,179)	$(101,672)	$(282,417)

Net profit (loss) per share, basic and diluted	$0.03	$(0.02)	$(0.00)	$(0.04)

Weighted average number of shares outstanding
Basic and diluted	22,128,575	6,853,955	43,297,429	7,967,761

See notes to financial statements

THUNDER ENERGIES CORPORATION

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

	Members	Preferred Stock A		Preferred Stock B		Preferred Stock C
	equity	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	$–	–	$–	–	$–	–	$–
Net income	–	–	–	–	–	–	–
Balance, March 31, 2019	$–	–	$–	–	$–	–	$–

Members’ investment	21,513	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–
Balance, June 30, 2019	$21,513	–	$–	–	$–	–	$–

Members’ investment	211,841	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–
Balance, September 30, 2019	$233,354	–	$–	–	$–	–	$–

Balance, December 31, 2019	$–	–	$–	–	$–	–	$–
Acquisition of common shares in exchange for due to related party	(750,000)	–	–	–	–	–	–
Members’ distribution	(32,011)	–	–	–	–	–	–
Net income	–	–	–	–	–	–	–
Balance, March 31, 2020	$(782,011)	–	$–	–	$–	–	$–

Members’ distribution	(556,180)	–	–	–	–	–	–
Net income	–	–	–	–	–	–	–
Balance as of June 30, 2020	$(1,338,191)	–	$–	–	$–	–	$–

Acquisition of business	1,338,191	50,000,000	50,000	5,000	5	10,000	10
Common shares issued for acquisition	–	–	–	–	–	–	–
Liability paid by shareholder	–	–	–	–	–	–	–
Debt discount issued in conjunction with debt	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–
Balance as at September 30, 2020	$–	50,000,000	$50,000	5,000	$5	10,000	$10

(continued)

	Common Stock		Additional paid in	Equity
	Shares	Amount	capital	(Deficit)	Total
Balance, December 31, 2018	–	$–	$–	$–	$–
Net income	–	–	–	300,098	300,098
Balance, March 31, 2019	–	$–	$–	$300,098	$300,098

Members’ investment	–	–	–	–	21,513
Net loss	–	–	–	(184,860)	(184,860)
Balance, June 30, 2019	–	$–	$–	$115,238	$136,751

Members’ investment	–	–	–	–	211,841
Net loss	–	–	–	(282,417)	(282,417)
Balance, September 30, 2019	–	$–	$–	$(167,179)	$66,175

Balance, December 31, 2019	–	$–	$–	$(97,312)	$(97,312)
Acquisition of common shares in exchange for due to related party	–	–		–	(750,000)
Members’ distribution	–	–	–	–	(32,011)
Net income	–	–	–	179,531	179,531
Balance, March 31, 2020	–	$–	$–	$82,219	$(699,792)

Members’ distribution	–	–	–	–	(556,180)
Net income	–	–	–	643,697	643,697
Balance as of June 30, 2020	–	$–	$–	$725,916	$(612,275)

Acquisition of business	12,645,255	12,645	(1,811,435)	–	(410,584)
Common shares issued for acquisition	60,000,000	60,000	–	–	60,000
Liability paid by shareholder	–	–	47,586	–	47,586
Debt discount issued in conjunction with debt	–	–	220,000	–	220,000
Net loss	–	–	–	(101,672)	(101,672)
Balance as at September 30, 2020	72,645,255	$72,645	$(1,543,849)	$624,244	$(796,945)

See notes to financial statements

THUNDER ENERGIES CORPORATION

Condensed Statements of Cash Flows

	For the Nine Months Ended September 30,
	2020	2019
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$721,556	$(167,179)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	6,411	656
Amortization expense	1,817	–
Accretion of debt discount	61,262	–
Change in fair value of derivative liability	21,480	–
Bad debt expense	(848)	–
Changes in operating assets and liabilities:
Accounts receivable	(610,204)	(222,501)
Inventories, net	5,180	–
Prepaid expenses	(94,103)	–
Other current assets	(24,799)	–
Accounts payable	(191,615)	233,038
Customer advance payments	362,863	–
Accrued interest	147,371	–
Other current liabilities	113,956	949
Net cash provided by (used in) operating activities	520,327	(155,037)

Cash flows from investing activities:
Purchase of intangible assets	(77,550)	–
Purchases of equipment	(64,712)	(13,676)
Net cash used in investing activities	(142,262)	(13,676)

Cash flows from financing activities:
Advances from shareholder, net	57,500	(29,411)
Proceeds from short term notes payable	221,065	–
Repayments of short term notes payable	(20,000)	–
Proceeds from related party	182,599	–
Repayments of due to related party	(286,757)	15,000
Proceeds from short term convertible notes payable	220,000	–
Contributions to members, net	(732,691)	233,355
Net cash provided by (used in) financing activities	(358,284)	218,944
Net increase in cash	19,781	50,231

Cash at beginning of period	36,060	–
Cash at end of period	$55,841	$50,231

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Acquisition of common shares in exchange for due to related party	$750,000	$–
Debt discount issued in conjunction with debt	$220,000	$–
Common shares issued for acquisition	$60,000	$–
Liability paid by founder	$47,586	$–

See notes to financial statements

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the Three and Nine Months Ended September 30, 2020 and 2019

NOTE 1 – NATURE OF BUSINESS

Corporate History and Background

Thunder Energies Corporation (“we”, “us”, “our”, “TEC” or the “Company”) was incorporated in the State of Florida on April 21, 2011.

On July 29, 2013, the Company filed with the Florida Secretary of State, Articles of Amendment to its Articles of Incorporation (the “Amendment”) which changed the name of the Company from CCJ Acquisition Corp. to Thunder Fusion Corporation. The Amendment also changed the principal office address of the Company to 150 Rainville Road, Tarpon Springs, Florida 34689. On May 1, 2014, the Company filed with the Florida Secretary of State, Articles of Amendment to its Articles of Incorporation (the “Amendment”) which changed the name of the Company from Thunder Fusion Corporation to Thunder Energies Corporation. The Company subsequently changed its principal office address to 3017 Greene St., Hollywood, Florida 33020.

Acquisition of TNRG Preferred Stock

On July 1, 2020, Yogev Shvo, a third party individual and principal shareholder of Nature Consulting LLC (“Nature” or “Purchaser”) personally acquired 100% of the issued and outstanding shares of preferred stock (the “Preferred Stock”) of TNRG from Saveene Corporation, a Florida corporation (the “Seller”) (The “Purchase”). The purchase price of $250,000 for the Preferred Stock was paid in cash and was provided from the individual private funds of Purchaser.

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

Acquisition of Assets of Nature

On August 14, 2020 (the “Closing Date”), TNRG and the members of Nature entered into an Interest Purchase Agreement (the “Interest Purchase Agreement”), which closed on the same date.  Pursuant to the terms of the Interest Purchase Agreement, the members of Nature sold all of their membership interests in Nature to TNRG in exchange for sixty million (60,000,000) shares of TNRG’s Common Stock.  As a result of this transaction, Nature became a wholly-owned subsidiary of TNRG.

The Interest Purchase Agreement contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions.  Breaches of the representations and warranties will be subject to customary indemnification provisions, subject to specified aggregate limits of liability.

The membership Interest Purchase Agreement will be treated as an asset acquisition by the Company for financial accounting purposes.  Nature will be considered the acquirer for accounting purposes, and the historical financial statements of Nature, before the membership exchange will replace the historical financial statements of TNRG before the membership exchange and in all future filings with the SEC.

Immediately following the Interest Purchase Agreement, the business of Nature became TNRG’s main operation.  Nature is the premier source of turnkey CBD and Hemp extract solutions. The Company was formed on January 19, 2019.

Description of Business, Principal Products, Services

Nature Consulting LLC’s Mission

Our mission is to be the leading seed-to-sale manufacturer and supplier of high-quality CBD and hemp products in the industry. We have identified the following issues as our critical drivers:

1.	Strong Research and Development- Nature’s team is focused on delivering cutting edge, innovative research and development practices that keep it ahead of the competition while it focuses on creating new and exciting formulations, extraction methods, and product categories.
2.	Quality Products & Processes- Nature’s products are manufactured using only the best ingredients meeting the highest specifications for purity, potency, and quality, ensuring consistency in its premium CBD and hemp.
3.	Supply Chain Control- Nature controls the entire production process, from the farm to the final process. By handling every step along the way, the Company ensures a streamlined, seamless, reliable supply chain.

Nature Consulting LLC’s Product Portfolio

On August 14, 2020, we announced the closing of the acquisition of Nature. Nature manufactures, markets and distributes U.S. hemp-derived supplements and cosmetic products through e-commerce and wholesale distribution in the U.S. under the brand The Hemp Plug.

The Company has prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

NOTE 2 – Basis of Presentation

The accompanying interim unaudited condensed financial statements (“Interim Financial Statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the financial statements and notes thereto for the period January 19, 2019 (date of formation) to December 31, 2019 included in the Form 8-K filed with the SEC on March 5, 2021. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

Going Concern

The Company had accumulated earnings of approximately $624,000 at September 30, 2020, had a working capital deficit of approximately $963,000 at September 30, 2020, had net loss of approximately $102,000 and approximately $282,000 for the three months ended September 30, 2020 and 2019, respectively, net income of approximately $722,000 and a net loss of $167,000 for the nine months ended September 30, 2020 and 2019, respectively, and net cash provided by operating activities of approximately $520,000 for the nine months ended September 30, 2020 and net cash used in operating activities of approximately $155,000 for the nine months ended September 30, 2019, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: inventory valuation, amortization of intangible assets, depreciation of property and equipment, allowance for doubtful accounts, the recoverability of intangibles, derivative valuation, and lease asset amortization. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

Cash

The Company’s cash is held in bank accounts in the United States and is insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company has not experienced any cash losses.

Accounts Receivable

Accounts receivable are non-interest-bearing obligations due under normal course of business. Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company has an allowance for doubtful accounts of $28,700 and $29,548 as of September 30, 2020 and December 31, 2019, respectively.

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

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company.

Income Taxes

As a result of the Company’s Interest Purchase Agreement, the Company converted to a corporation (“Conversion”). Beginning on August 14, 2020, the Company’s results of operations are taxed as a C Corporation. Prior to the Conversion, the Company’s operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying consolidated financial statements for periods prior to August 14, 2020.

The unaudited computation of income taxes included in the Statements of Operations, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. Taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented.

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

ASC 740-10-30 was adopted from the date of its inception. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s consolidated financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10 and currently, the Company does not have a liability for unrecognized income tax benefits.

Advertising and Marketing Expenses

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. Advertising and marketing expense was $151,600 and $325,245, and $130,239 and $222,114 for the three and nine months ended September 30, 2020 and 2019, respectively.

Revenue Recognition

On January 19, 2019 (date of formation), the Company adopted Accounting Standards Codification ASC 606 (“ASC 606”), Revenue from Contracts with Customers. Results for the reporting periods beginning on January 19, 2019 (date of formation) are presented under ASC 606.

The Company generates all of its revenue from contracts with customers. The Company recognizes revenue when we satisfy a performance obligation by transferring control of the promised services to a customer in an amount that reflects the consideration that we expect to receive in exchange for those services. The Company determines revenue recognition through the following steps:

1.	Identification of the contract, or contracts, with a customer.
2.	Identification of the performance obligations in the contract.
3.	Determination of the transaction price.
4.	Allocation of the transaction price to the performance obligations in the contract
5.	Recognition of revenue when, or as, we satisfy a performance obligation.

At contract inception, the Company assesses the services promised in our contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, the Company considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company allocates the entire transaction price to a single performance obligation.

A description of our principal revenue generating activities are as follows:

Other sales – The Company offers consumer CBD and hemp products through its online websites. During the nine months ended December 31, 2020 and 2019, the Company recorded other sales of $3,522,961 and $1,747,931, respectively.

Mask sales – As a result of the COVID 19 pandemic, in 2020, the Company entered into the sale of KN95 masks but had to dispose of them at a loss. During the nine months ended December 31, 2020 and 2019, the Company recorded mask sales of $3,054,201 and $0, respectively.

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

Revenue is recognized when the product is shipped to the customer, provided that collection of the resulting receivable is reasonably assured. The Company primarily provides for no credit terms as it collects a deposit of 50% upon order and requires the remaining 50% be paid before the order is shipped. When credit terms are granted, terms of up to 120 days are provided, based on credit evaluations. No allowance has been provided for uncollectible accounts. Management has evaluated the receivables and believes they are collectible based on the nature of the receivables, historical experience of credit losses, and all other currently available evidence. Discounts are recorded as a reduction of the transaction price. Revenue excludes any amounts collected on behalf of third parties, including sales taxes.

Customer Advance Payments

Customer advance payments consists of customer orders paid in advance of the delivery of the order. Customer advance payments are classified as short-term as the typical order ships within approximately three weeks of placing the order. Customer advance payments are recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met. Customer advance payments were $436,699 and $73,836, as of September 30, 2020 and December 31, 2019, respectively, which were recognized as revenue during the subsequent period. Customer advance payments are included in current liabilities in the accompanying condensed consolidated Balance Sheets.

Inventories

The Company manufactures its own products made to order and when completed are shipped to the customer. The Company's inventories are valued by the first-in, first-out ("FIFO") cost method and are stated at the lower of cost or net realizable value. The Company had inventory of $52,184 and $57,364, mostly consisting finished goods, as of September 30, 2020 and December 31, 2019, respectively.

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

Intangible Assets

Intangible assets consist primarily of developed technology – website applications. Our intangible assets are being amortized on a straight-line basis over a period of five years.

Impairment of Long-lived Assets

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There are no impairments as of September 30, 2020 and December 31, 2019.

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

Leases

In accordance with ASC 842, Leases, the Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease liability. ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. The Company’s lease arrangement generally do not provide an implicit interest rate. As a result, in such situations the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU asset and liability. Lease expense for the operating lease is recognized on a straight-line basis over the lease term. The Company has a lease agreement with lease and non-lease components, which are accounted for as a single lease component.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2020, the fair value of cash, accounts receivable, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities

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

The following table summarize the Company’s fair value measurements by level at September 30, 2020 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability	$–	$–	$124,215

The following table summarize the Company’s fair value measurements by level at December 31, 2019 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability	$–	$–	$-

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

Earnings per Share

The unaudited computation of net profit (loss) per share included in the Statements of Operations, represents the net profit (loss) per share that would have been reported had the Company been subject to ASC 260, “Earnings Per Share as a corporation for all periods presented.

Diluted earnings (loss) per share are computed on the basis of the weighted average number of common shares (including common stock subject to redemption) plus dilutive potential common shares outstanding for the reporting period. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The total number of potential additional dilutive securities outstanding for the three and nine months ended September 30, 2020 and 2019, was none since the Company had net losses and any additional potential common shares would have an anti-dilutive effect.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	September 30, 2020	December 31, 2019
Options to purchase shares of common stock	–	–
Series A convertible preferred stock	50,000,000	50,000,000
Series B convertible preferred stock	5,000,000	–
Series C convertible preferred stock	10,000,000	–
Total potentially dilutive shares	65,000,000	50,000,000

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of September 30, 2020 and December 31, 2019.

Concentrations, Risks, and Uncertainties

Business Risk

Substantial business risks and uncertainties are inherent to an entity, including the potential risk of business failure.

The Company is headquartered and operates in the United States. To date, the Company has generated limited revenues from operations. There can be no assurance that the Company will be able to successfully continue to produce its products and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows. Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general economic conditions, price of raw material, competition, and governmental and political conditions.

Interest rate risk

Financial assets and liabilities do not have material interest rate risk.

Credit risk

The Company is exposed to credit risk from its cash in banks and accounts receivable. The credit risk on cash in banks is limited because the counterparties are recognized financial institutions.

There was one customer that accounted for 10%, comprising 18.8% and 25.3%, or more of total revenue for the nine months ended September 30, 2020 and 2019. There were no customers that accounted for 10% or more of total revenue for the three months ended September 30, 2020. There were two customers that accounted for 10%, comprising 30.2%, or more of total revenue for the three months ended September 30, 2019. There was one customer that comprised 10%, comprising 96.0%, or more of accounts receivable at September 30, 2020. There were no customers that comprised 10% or more of accounts receivable at September 30, 2019.

Seasonality

The business is not subject to seasonal fluctuations. However, as a result of the COVID 19 pandemic, in 2020, the Company entered into the sale of KN95 masks but had to dispose of them at a loss.

Major Suppliers

In producing our supplement products, we source our ingredients from our suppliers on an ongoing as-needed basis. We have not entered into any contracts that obligate us to purchase a minimum quantity or exclusively from any food service distributor. Our supplements are manufactured at our facilities in Hollywood, Florida.

We rely on a variety of suppliers. Should the relationship with an industry vendor be interrupted or discontinued, it is believed that alternate component suppliers could be identified to support the continued advancement of the Company.

There were no suppliers that accounted for 10% or more of total expenditures for the nine months ended September 30, 2020. There were three suppliers that accounted for 10% or more, comprising 69.8% of total expenditures for the nine months ended September 30, 2019. There were no suppliers that accounted for 10% or more of total expenditures for the three months ended September 30, 2020. There were two suppliers that accounted for 10% or more, comprising 67.8% of total expenditures for the three months ended September 30, 2019. There were four suppliers that accounted for 67.2% of accounts payable at September 30, 2020 and one supplier that accounted for 78.4% of accounts payable at September 30, 2019.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This standard removes, modifies, and adds certain disclosure requirements for fair value measurements. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU No. 2018-13 in the first quarter of fiscal 2020, coinciding with the standard’s effective date, and the impact from this standard was immaterial.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes, while also clarifying and amending existing guidance, including interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company plans to adopt ASU No. 2019-12 in the first quarter of fiscal 2021, coinciding with the standard’s effective date, and expects the impact from this standard to be immaterial.

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 – Equipment

Equipment consisted of the following as of:

	Estimated Life	September 30, 2020	December 31, 2019

Office equipment and furniture	5 years	$21,782	$9,316
Computer equipment	3 years	23,455	6,424
Machinery and equipment	5 years	15,724	–
Leasehold Improvements	Shorter of the estimated useful life or lease term	19,491	–
Accumulated depreciation		(8,034)	(1,623)
		$72,418	$14,117

Depreciation expense was $3,222 and $6,411 for the three and nine months ended September 30, 2020, respectively, and $656 and $656 for the three and nine months ended September 30, 2019, respectively, and is classified in general and administrative expenses in the Statements of Operations.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Estimated Life	September 30, 2020	December 31, 2019

Website	5 years	$77,550	$–
Accumulated amortization		(1,817)	–
		$75,733	$–

Amortization
Year ending:	Expense
2020 (remaining three months)	$3,878
2021	15,510
2022	15,510
2023	15,510
2024	15,510
Thereafter	9,815
Total amortization	$75,733

Amortization expense was $1,207 and $1,817 for the three and nine months ended September 30, 2020, respectively, and $0 and $0 for the three and nine months ended September 30, 2019, respectively, and is classified in general and administrative expenses in the Statements of Operations.

NOTE 6 – DEBT TO FORMER SHAREHOLDER

Om March 1, 2020, the members’ of Nature entered into the Ownership Interest Purchase Agreement (“Ownership Agreement”) whereby Yogev Shvo, a member of the Company, acquired the remaining 50% member ownership (“Seller”) giving Mr. Shvo 100% member ownership of the Company. As consideration for the Ownership Agreement, the Seller received a Promissory Note of $750,000. The Promissory Note bears interest at 15% per annum and matures March 1, 2021. During the nine months ended September 30, 2020, the Company made repayments of $269,257 for a balance of $480,743 as of September 30, 2020. As of the date of this filing, the Company has made repayments totaling $484,257 for a balance of $265,743. The Note is secured with the assets of the Company pursuant to a security agreement dated March 1, 2020. In addition, the Company’s Chairman has personally guaranteed the Note.

The Company borrows funds from related parties for working capital purposes from time to time. The Company has recorded the principal balance due of $165,099 under Due to Related Parties in the accompanying Balance Sheet at September 30, 2020. The Company received advances of $182,599 and made repayments of $17,500 for the nine months ended September 30, 2020. Advances are non-interest bearing and due on demand.

NOTE 7 – LOANS PAYABLE

Loan Payable to Shareholder

The Company borrows funds from its shareholders from time to time for working capital purposes. As of December 31, 2019, the Company had outstanding borrowings of $20,000. During the nine months ended September 30, 2020, the Company had additional borrowings of $77,500 and made repayments of $20,000 for a balance of $77,500 at September 30, 2020. Advances are non-interest bearing and due on demand.

Economic Injury Disaster Loan

On May 14, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business.

Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the Company borrowed an aggregate principal amount of the EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 14, 2021 (twelve months from the date of the SBA Note) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company also received a $7,000 grant, which does not have to be repaid.  During the three and nine months ended September 30, 2020, the $0 and $7,000, respectively, was recorded in Other Income in the Statements of Operations.

In connection therewith, the Company executed (i) a note for the benefit of the SBA (the “SBA Note”), which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default (the “SBA Security Agreement”).

Paycheck Protection Program Loan

On May 6, 2020, the Company executed a note (the “PPP Note”) for the benefit of TD Bank, N.A. (the “Lender”) in the aggregate amount of $51,065 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP is administered by the U.S. Small Business Administration (the “SBA”). The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of the PPP Note, the Company is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP Note (the “Maturity Date”). The PPP Note contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Note. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP Note, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for the Company to apply for forgiveness of its PPP loan. No assurance can be given that the Company will be successful in obtaining forgiveness of the loan in whole or in part. The PPP Note of $51,065 was repaid in February 2021.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible Note Payable

Short Term

On April 22, 2019, the Company executed a convertible promissory note with GHS Investments, LLC (“GHS Note”). The GHS Note carries a principal balance of $57,000 together with an interest rate of eight (8%) per annum and a maturity date of February 21, 2020. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share) in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this GHS Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. As of December 31, 2019, the principal balance outstanding was $57,000.

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

On March 24, 2020, the note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of December 31, 2020.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note.

Long Term

On September 21, 2020, the Company issued a convertible promissory note in the principal amount of $220,000. The convertible promissory note bears interest at 8% per annum and is due and payable in twenty-four (24) months. The holder of this note has the right, at the holder's option, upon the consummation of a sale of all or substantially all of the equity interest in the Company or private placement transaction of the Company's equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.05 per share. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature (“BCF”) and determined that the instrument does have a BCF. A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible, and is recorded as additional paid in capital and as a debt discount in the Balance Sheet. As such, the proceeds of the notes were allocated, based on fair values, as $220,000 to the debt discount. The debt discount is accreted over the term of the convertible notes to interest expense in the accompanying condensed consolidated Statements of Operations.

The principal balance due at September 30, 2020 is $220,000 and is presented as a long term liability in the balance sheet of $2,712, net of unamortized debt discount of $217,288.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Convertible Notes Payable were in default. On October 30, 2020, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020.

Promissory Debenture

On February 15, 2020 and on May 14, 2020, the Company entered into Promissory Agreement and Convertible Debentures (“Promissory Debentures”) with Emry for a principal sum of $70,000 (which was paid in two tranches: $50,000, paid on February 15, 2020, and $20,000, paid in April 2020) and $48,000 (which was paid in three tranches: $23,000, paid on May 14, 2020, $15,000, paid on May 22, 2020, and $10,000, paid on June 8, 2020), respectively. The Promissory Debentures bear interest, both before and after default, at 15% per month, calculated and compounded monthly. At the election of the holder, at any time during the period between the date of issuance and the one year anniversary of the Promissory Debentures, the Promissory Debentures are convertible into shares of the Company’s common stock at any time at a conversion price of $0.001 per share. In addition, the Promissory Debentures provide for an interest equal to 15% of the TNRG annual sales, payable on the 2nd day following the date of issuance of the Company’s audited financial statements.

On June 24, 2020, Emry, holder of (i) Promissory Debentures in principal amount of $70,000 dated February 15, 2020, and (ii) that certain convertible promissory note in principal amount of $57,000 dated April 22, 2019, sold 50% of each (Promissory Debentures and convertible promissory note), including accrued and unpaid interest, fees and penalties, in separate transactions to third party companies, SP11 Capital Investments and E.L.S.R. CORP, Florida companies, such that SP11 Capital Investments and E.L.S.R. CORP each hold 50% of each respective debt instrument.

On October 4, 2020, SP11 converted $35,000 of its Promissory Debentures at $0.01 per share into 3,500,000 shares of the Company’s common stock.

The Company accounts for this embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded derivative liability of $102,735 and $0 during the nine months ended September 30, 2020 and 2019, respectively, recorded a change in derivative liability of $21,480 and $21,480, and $0 and $0 during the three and nine months ended September 30, 2020 and 2019, respectively and has $124,215 of unamortized debt discount remaining as of September 30, 2020.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Promissory Debentures were in default. The Company is currently in discussions to restructure the terms of the note.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

On August 14, 2020, the Company issued 60,000,000 common shares in conjunction with acquisition (see Note 1).

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

On March 24, 2020, the note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766.

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

On July 1, 2020, Yogev Shvo, a third party individual and principal shareholder of Nature personally acquired 100% of the issued and outstanding shares of preferred stock (the “Preferred Stock”) of TNRG from Saveene Corporation, a Florida corporation (the “Seller”) (The “Purchase”). The purchase price of $250,000 for the Preferred Stock was paid in cash and was provided from the individual private funds of Purchaser.

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

NOTE 10 – OPERATING LEASES

The Company adopted ASC 842 as of December 31, 2019. The Company has an operating lease for the Company’s warehouse and office and accounts for this lease in accordance with ASC 842. Adoption of the standard resulted in the initial recognition of operating lease ROU asset of $344,203 and operating lease liability of $344,203 as of December 31, 2019.

Effective July 1, 2019, the Company’s customer service and distribution facility is located at 3017 Greene Street, Hollywood, Florida 33020. This facility is leased in monthly installments of approximately$10,319 plus Florida Sales Tax. The monthly rent shall be increased by four percent (4%) per annum each succeeding lease year.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives. Our variable lease payments primarily consist of maintenance and other operating expenses from our real estate leases. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components. We have elected to account for these lease and non-lease components as a single lease component. We are also electing not to apply the recognition requirements to short-term leases of twelve months or less and instead will recognize lease payments as expense on a straight-line basis over the lease term.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Nine Months ended September 30,		Three Months ended September 30,

	2020	2019	2020	2019
Operating lease expense	$123,243	$21,474	$58,821	$21,474
Short term lease cost	1,797	–	674	–
Total lease expense	$125,040	$21,474	$59,495	$21,474

In accordance with ASC 842, other information related to leases was as follows:

Nine Months ended September 30,	2020
Operating cash flows from operating leases	$123,243
Cash paid for amounts included in the measurement of lease liabilities	$123,243

Weighted-average remaining lease term—operating leases	2.6 years
Weighted-average discount rate—operating leases	8%

In accordance with ASC 842, maturities of operating lease liabilities as of June 30, 2020 were as follows:

Year ending:	Operating Lease
2020 (remaining three months)	$58,251
2021	236,228
2022	170,668
2023	106,815
Total undiscounted cash flows	$571,962

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	2 years
Weighted-average discount rate	8%
Present values	$517,309

Lease liabilities—current	202,474
Lease liabilities—long-term	314,835
Lease liabilities—total	$517,309

Difference between undiscounted and discounted cash flows	$54,653

Operating lease cost was $58,821 and $123,243, and $21,474 and $21,474 for the three and nine months ended September 30, 2020 and 2019, respectively.

NOTE 11 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 6, 7, 9, and 11, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal

From time to time, various lawsuits and legal proceedings may arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any legal proceedings or claims that it believes will have a material adverse effect on its business, financial condition or operating results, except as disclosed in Note 13, Subsequent Events.

Guarantees

The Company's Promissory Note is collateralized by substantially all of the Company's assets and is personally guaranteed by the Company's Chairman.

Employment Contracts

The Company has no employment contracts with its key employees.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2020 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended September 30, 2020 except for the following:

Common Stock

On October 13, 2020, the Company issued 195,480 common shares, valued at $33,232 (based on the Company’s stock price on the date of issuance), to GHS Investments in settlement of services provided to the Company.

On October 4, 2020, SP11 converted $35,000 of its Promissory Debentures at $0.01 per share into 3,500,000 shares of the Company’s common stock.

Convertible Note Payable

On October 9 and October 16, 2020, the Company issued a convertible promissory note in the principal amount totaling $600,000. The convertible promissory note bears interest at 8% per annum and is due and payable in twenty-four (24) months. The holder of this note has the right, at the holder's option, upon the consummation of a sale of all or substantially all of the equity interest in the Company or private placement transaction of the Company's equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.05 per share. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

The Company will analyze the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determine if the instrument qualifies for derivative accounting.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Convertible Notes Payable were in default. On October 30, 2020, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in several of the Notes related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020. The remaining Notes are in default and the Company is currently in discussions to restructure the terms of these Notes.

Paycheck Protection Program Loan Round 2

On April 2, 2021, the Company executed a note (the “PPP Note”) for the benefit of First Federal Bank (the “Lender”) in the aggregate amount of $200,000 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) through a second draw. The PPP is administered by the U.S. Small Business Administration (the “SBA”). The terms of the second draw have the same general loan terms as the first draw PPP loan.

Lawsuit

On November 3, 2020, First Capital Venture Co., a subsidiary of the client, d/b/a Diamond CBD, filed a civil complaint against Thunder Energies Corporation (the “Defendants”), in the pending 17th Judicial Circuit Court in and for Broward County, Florida, (the “Florida Court”), Case Number CACE-20-019111 (the “Complaint”).

On January 26, 2021 Plaintiffs were erroneously granted an Order of Default to which the Defendants immediately pointed out to the Court and on February 23, 2021 an Order Vacating the Default was granted in favor of the Defendants. The Plaintiff knew, or should have known, that the Order of Default was not valid but they proceeded on February 9, 2021 to publish false and misleading press releases.

Thunder Energies Corporation is proceeding through discovery and is of the belief the suit will be decided in their favor. A pending Motion to Dismiss is before the Court. Plaintiff’s Complaint is based on a claim for tortious interference and misappropriation of trade secrets. Neither claim is supported by the Complaint.

Thunder Energies Corporation has issued a cease and desist to the Plaintiff and is considering a counter claim concerning the false information and disclosures made by the Plaintiff that may have affected the Company’s business and shareholders.

The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

There were no other events subsequent to September 30, 2020, and up to the date of this filing that would require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Energies Corporation for the period ended September 30, 2020 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Our Business Overview.

Thunder Energies Corporation (“we”, “us”, “our”, “TEC” or the “Company”) was incorporated in the State of Florida on April 21, 2011.

On July 29, 2013, the Company filed with the Florida Secretary of State, Articles of Amendment to its Articles of Incorporation (the “Amendment”) which changed the name of the Company from CCJ Acquisition Corp. to Thunder Fusion Corporation. The Amendment also changed the principal office address of the Company to 150 Rainville Road, Tarpon Springs, Florida 34689. On May 1, 2014, the Company filed with the Florida Secretary of State, Articles of Amendment to its Articles of Incorporation (the “Amendment”) which changed the name of the Company from Thunder Fusion Corporation to Thunder Energies Corporation. The Company subsequently changed its principal office address to 3017 Greene St., Hollywood, Florida 33020.

Recent Developments

Acquisition of TNRG Preferred Stock

On July 1, 2020, Yogev Shvo, a third party individual and principal shareholder of Nature Consulting LLC (“Nature” or “Purchaser”) personally acquired 100% of the issued and outstanding shares of preferred stock (the “Preferred Stock”) of TNRG from Saveene Corporation, a Florida corporation (the “Seller”) (The “Purchase”). The purchase price of $250,000 for the Preferred Stock was paid in cash and was provided from the individual private funds of Purchaser.

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

Acquisition of Assets of Nature

On August 14, 2020 (the “Closing Date”), TNRG and the members of Nature entered into an Interest Purchase Agreement (the “Interest Purchase Agreement”), which closed on the same date.  Pursuant to the terms of the Interest Purchase Agreement, the members of Nature sold all of their membership interests in Nature to TNRG in exchange for sixty million (60,000,000) shares of TNRG’s Common Stock.  As a result of this transaction, Nature became a wholly-owned subsidiary of TNRG.

The Interest Purchase Agreement contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions.  Breaches of the representations and warranties will be subject to customary indemnification provisions, subject to specified aggregate limits of liability.

The membership Interest Purchase Agreement will be treated as an asset acquisition by the Company for financial accounting purposes.  Nature will be considered the acquirer for accounting purposes, and the historical financial statements of Nature, before the membership exchange will replace the historical financial statements of TNRG before the membership exchange and in all future filings with the SEC.

Immediately following the Interest Purchase Agreement, the business of Nature became TNRG’s main operation.  Nature is the premier source of turnkey CBD and Hemp extract solutions. The Company was founded in February 2019.

Convertible Note Payable

Short Term

On April 22, 2019; The Company executed a convertible promissory note with GHS Investments, LLC (“GHS Note”). The GHS Note carries a principal balance of $57,000 together with an interest rate of eight (8%) per annum and a maturity date of February 21, 2020. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share) in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this GHS Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. As of December 31, 2019, the principal balance outstanding was $57,000.

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

On March 24, 2020, the note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note.

Long Term

On September 21, 2020, the Company issued a convertible promissory note in the principal amount of $220,000. The convertible promissory note bears interest at 8% per annum and is due and payable in twenty-four (24) months. The holder of this note has the right, at the holder's option, upon the consummation of a sale of all or substantially all of the equity interest in the Company or private placement transaction of the Company's equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.05 per share. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Convertible Notes Payable were in default. On October 30, 2020, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020.

On October 9 and October 16, 2020, the Company issued a convertible promissory note in the principal amount totaling $600,000. The convertible promissory note bears interest at 8% per annum and is due and payable in twenty-four (24) months. The holder of this note has the right, at the holder's option, upon the consummation of a sale of all or substantially all of the equity interest in the Company or private placement transaction of the Company's equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.05 per share. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Convertible Notes Payable were in default. On October 30, 2020, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020.

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

On June 24, 2020, Emry, holder of (i) Promissory Debentures in principal amount of $70,000 dated February 15,2020, and (ii) that certain convertible promissory note in principal amount of $57,000 dated April 22, 2019, sold 50% of each (Promissory Debentures and convertible promissory note), including accrued and unpaid interest, fees and penalties, in separate transactions to third party companies, SP11 Capital Investments and E.L.S.R. CORP, Florida companies, such that SP11 Capital Investments and E.L.S.R. CORP each hold 50% of each respective debt instrument. The Promissory Debenture bears interest, both before and after default, at 10% per annum.

On October 4, 2020, SP11 converted $35,000 of its Promissory Debentures at $0.01 per share into 3,500,000 shares of the Company’s common stock.

The Company accounts for this embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded derivative liability of $102,735 and $0 during the nine months ended September 30, 2020 and 2019, respectively, recorded a change in derivative liability of $21,480 and $21,480, and $0 and $0 during the three and nine months ended September 30, 2020 and 2019, respectively and has $124,215 of unamortized debt discount remaining as of September 30, 2020.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Promissory Debentures were in default. The Company is currently in discussions to restructure the terms of the note.

Common Stock

On August 14, 2020, the Company issued 60,000,000 common shares in conjunction with acquisition.

On October 13, 2020, the Company issued 195,480 common shares, valued at $33,232 (based on the Company’s stock price on the date of issuance), to GHS Investments in settlement of services provided to the Company.

On October 4, 2020, SP11 converted $35,000 of its Promissory Debentures at $0.01 per share into 3,500,000 shares of the Company’s common stock.

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

On March 24, 2020, the note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766.

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

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us on which to base an evaluation of our performance. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to increases in the cost of services. To become profitable and competitive, we must receive additional capital. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue operations.

Description of Business, Principal Products, Services

Overview

We are a CBD and hemp company with production and distribution in the United States. We are a leader in the CBD and hemp consumer products segment, which includes the production, distribution and sale of a diverse range of CBD and hemp-based consumer products in the United States. Our mission is to become the leading seed-to-sale manufacturer and supplier of high quality CBD products.

TNRG operates in the U.S. market for U.S. hemp-derived consumer products through Nature Consulting.

Nature Consulting LLC’s Mission

Our mission is to be the leading seed-to-sale manufacturer and supplier of high-quality CBD and hemp products in the industry. We have identified the following issues as our critical drivers:

1.	Strong Research and Development- The Nature team is focused on delivering cutting edge, innovative research and development practices that keep it ahead of the competition while it focuses on creating new and exciting formulations, extraction methods, and product categories.
2.	Quality Products & Processes- Nature’s products are manufactured using only the best ingredients meeting the highest specifications for purity, potency, and quality, ensuring consistency in its premium CBD and hemp.
3.	Supply Chain Control- Nature controls the entire production process, from the farm to the final process. By handling every step along the way, the Company ensures a streamlined, seamless, reliable supply chain.

Nature Consulting LLC’s Product Portfolio

On August 14, 2020, we announced the closing of the acquisition of Nature Consulting (“Nature”). Nature manufactures, markets and distributes U.S. hemp-derived supplements and cosmetic products through e-commerce and wholesale distribution in the U.S. under the brand The Hemp Plug. Nature is an innovative leader in quality extraction and sourcing, expert brand building, and targeted marketing for retailers and wholesalers throughout the world. From customization to order fulfillment to brand development and label design, THP provides guided support every step of the way through tailored business strategy. It features the largest collection of customizable CBD and hemp products on the market.

We are committed to building a portfolio of iconic brands that responsibly elevate the consumer experience.

In the U.S., we market and distribute solely U.S. hemp-derived supplements and cosmetics products through e-commerce and wholesale distribution under the brands The Hemp Plug.

We sell a variety of CBD and hemp products, including hemp flower, pre-rolls and hemp extracts (in the form of tinctures and vaporizers), U.S. hemp-derived supplements, and cosmetics through wholesale and direct-to-client channels.

The Company has begun its planned principal operations, and accordingly, the Company has prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Distribution Methods Of The Products and Services

Market and Distribution

Through Nature, the Company manufactures, markets and distributes a variety of CBD and hemp products, including hemp flower, pre-rolls and hemp extracts (in the form of tinctures and vaporizers), U.S. hemp-derived supplements and cosmetics products through e-commerce and wholesale distribution ls in the U.S. under the brand, The Hemp Plug. Nature’s products use pure U.S. hemp extract that contains natural phytocannabinoids and terpenes found in the plant. We plan to use our resources to capitalize on the demand to further create and scale U.S. hemp-derived consumer products and brands. We do not engage in any commercial activities related to the cultivation, distribution or possession of U.S. Schedule I cannabis in the U.S. The rate of the Company’s expansion of distribution remains subject to factors that are beyond the Company’s control, including evolving regulations, the development of sufficient supply chain and manufacturing infrastructure and development of distribution and retail channels across the United States.

Supply Chain

In producing our supplement products, we source our ingredients from our suppliers on an ongoing as-needed basis. We have not entered into any contracts that obligate us to purchase a minimum quantity or exclusively from any food service distributor. Our supplements are manufactured at our facilities in Hollywood, Florida following to Good Manufacturing Practices (“GMP”).

We rely on a variety of suppliers. Should the relationship with an industry vendor be interrupted or discontinued, it is believed that alternate component suppliers could be identified to support the continued advancement of the Company.

Branding Strategy

Branding plays a critical role in our success.

We have performed marketing and capabilities landscape assessments based upon consumer immersion and research and designed to understand consumer purchase behaviors and values, assess short and long term socio-cultural and market trends, and analyze the marketplace and competitive landscape.

We have developed comprehensive, consumer-oriented toolkit using consistent language and tone for printed and online media and to target retailers on a sell-in, exclusive basis.

We develop advertisements for print and online media, and sales materials for retail strategic partners. We maintain a graphics library to be used on all touch points.

Social Media

Our marketing team works on several social media initiatives that target current and future consumers and support the promotion and sale of our product brands. Our campaigns are focused on driving a consistent message emphasizing the ethical origins of our products, their everlasting beauty, and overall value. We use various forms of digital and social media outreach to accomplish greater awareness of the value proposition we offer.

Internet Marketing

We maintain presence on Google, Bing, Yahoo and all other online search engines that are used to search for CBD and hemp. We engage in significant search engine optimization marketing efforts to ensure that we have strong results upon natural searches related to our products. We utilize pay per click advertising, display advertising, and article marketing. Our websites display a full catalogue of our products, background information regarding the manufacturing of the products, information about the Company and management team, and contact information. We also maintain a social media presence on Facebook, Twitter, and other social media websites to have an interactive presence.

Public Relations

We engage in activities to gain public awareness and credibility through our internally managed public relations (“PR”) campaigns to establish relationships with the local market. We attend editor events and engage in strategic media outreach planning and strive to be a valued member of the community through community service offerings and support. work to obtain interviews, print articles, and featured spots in leading fashion, luxury, and bridal magazines, industry publications, television news, radio programming, periodicals, and online websites and publications. We have developed short-lead and long-lead editorials and long lead editorials. The purpose of the PR campaign is to highlight the strength and innovation of our products.

Promotions

We activate promotional platforms to include sales during and after holidays, discounted prices on particular products, and discounts for repeat customers.

Competitive Analysis and Strategy

Overall, we believe we have a competitive advantage by providing a range of goods and services to the CBD and hemp industry. This allows us to provide integrated solutions to our customers, as well as sell additional goods and services to customers of a single segment. There is no aspect of our business, however, that is protected by patents or copyrights. As a result, our competitors could duplicate our business model with little effort.

The industry in which we compete is highly competitive. We believe that the most important competitive factors in our industry include the ability to control as much as possible of the supply chain.

We believe that our competitors have certain existing advantages such as history and heritage; strong ecommerce and mobile presence; wholesale and flagship retail presence; strong social presence; a wide range of ancillary product offerings; strong public relations and marketing efforts; a balanced range of price points across the board; and consumer trust and recognition. However, we set ourselves apart with strong brand identity and visuals, unique design and quality and brand awareness through traditional and social media.

Because we are a small company with a limited operating history, we are at a competitive disadvantage against larger and well-capitalized companies which have a track record of success and operations. Therefore, our primary method of competition involves promoting our direct to consumer offering.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements Or Labor Contracts, Including Duration

None.

Effect Of Existing Or Probable Governmental Regulations On The Business

The Agriculture Improvement Act of 2018, Public Law 115-334 (the “AIA”), was signed into law on December 20, 2018. It provided a new statutory definition of “hemp” and amended the definition of marihuana under 21 U.S.C. 802(16) and the listing of tetrahydrocannabinols under 21 U.S.C. 812(c). The AIA thereby amends the regulatory controls over marihuana, tetrahydrocannabinols, and other marihuana-related constituents in the Controlled Substances Act (CSA).

This rulemaking makes four conforming changes to the Drug Enforcement Administration’s (“DEA”) existing regulations:

1.	It modifies 21 CFR 1308.11(d)(31) by adding language stating that the definition of “Tetrahydrocannabinols” does not include “any material, compound, mixture, or preparation that falls within the definition of hemp set forth in 7 U.S.C. 1639 o.”

2.	It removes from control in schedule V under 21 CFR 1308.15(f) a “drug product in finished dosage formulation that has been approved by the U.S. Food and Drug Administration that contains cannabidiol (2-[1R-3-methyl-6R-(1-methylethenyl)-2- cyclohexen-1-yl]-5-pentyl-1,3- benzenediol) derived from cannabis and no more than 0.1% (w/w) residual tetrahydrocannabinols.”

3.	It also removes the import and export controls described in 21 CFR 1312.30(b) over those same substances.

4.	It modifies 21 CFR 1308.11(d)(58) by stating that the definition of “Marihuana Extract” is limited to extracts “containing greater than 0.3 percent delta-9- tetrahydrocannabinol on a dry weight basis.” This interim final rule merely conforms DEA's regulations to the statutory amendments to the CSA that have already taken effect, and it does not add additional requirements to the regulations.

The DEA’s interim rule also includes changes how it implements the CSA:

Changes to the Definition of Tetrahydrocannabinols:

The AIA also modified the listing for tetrahydrocannabinols under 21 U.S.C. 812(c) by stating that the term tetrahydrocannabinols does not include tetrahydrocannabinols in hemp. Specifically, 21 U.S.C. 812(c) Schedule I now lists as schedule I controlled substances: ‘‘Tetrahydrocannabinols, except for tetrahydrocannabinols in hemp (as defined under section 1639o of Title 7).’’ Therefore, the AIA limits the control of tetrahydrocannabinols (for Controlled Substance Code Number 7370). For tetrahydrocannabinols that are naturally occurring constituents of the plant material, Cannabis sativa L., any material that contains 0.3% or less of D9-THC by dry weight is not controlled, unless specifically controlled elsewhere under the CSA. Conversely, for tetrahydrocannabinols that are naturally occurring constituents of Cannabis sativa L., any such material that contains greater than 0.3% of D9-THC by dry weight remains a controlled substance in schedule I. The AIA does not impact the control status of synthetically derived tetrahydrocannabinols (for Controlled Substance Code Number 7370) because the statutory definition of ‘‘hemp’’ is limited to materials that are derived from the plant Cannabis sativa L. For synthetically derived tetrahydrocannabinols, the concentration of D9- THC is not a determining factor in whether the material is a controlled substance. All synthetically derived tetrahydrocannabinols remain schedule I controlled substances. This rulemaking is modifying 21 CFR 1308.11(d) to reflect this statutory change. By this rulemaking, 21 CFR 1308.11(d)(31) is being modified via the addition of subsection (11) which reads: “Tetrahydrocannabinols does not include any material, compound, mixture, or preparation that falls within the definition of hemp set forth in 7 U.S.C. 1639o.”

Stated simply, the above language from the DEA provides that any cannabis or cannabis derivative containing more than 0.3% ∆-9 THC fails to meet the AIA definition of hemp and therefore remains a controlled substance under the CSA. In other words, this proposed rule directly conflicts with the AIA’s definition of hemp which defines hemp as the “plant Cannabis sativa L and any part of that plant including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delat-9 tetrahydrocannabinol concentration of not more than .3 percent on a dry weight basis.” 7 U.S.C definition § 1639o, subsection 1. Further, Congress expressly exempted hemp derivatives and hemp extracts from the federal Controlled Substances Act, as well as “hemp” itself: “(A) Subject to subparagraph (B), the term “marihuana” means all parts of the plant Cannabis sativa L., whether growing or not; the seeds thereof; the resin extracted from any part of such plant; and every compound, manufacture, salt, derivative, mixture, or preparation of such plant, its seeds or resin. (B) The term "marihuana" does not include— (i) hemp, as defined in section 1639o of title 7; or (ii) the mature stalks of such plant, fiber produced from such stalks, oil or cake made from the seeds of such plant, any other compound, manufacture, salt, derivative, mixture, or preparation of such stalks (except the resin extracted therefrom), fiber, oil, or cake, or the sterilized seed of such plant which is incapable of germination.” See 21 U.S.C. 802, subdivision (16). Further, Congress also expressly exempted the AIA’s definition of “hemp,” “hemp derivatives,” and “hemp extracts” from the Controlled Substances Act list of Schedule 1 drugs providing: “(c) Unless specifically excepted or unless listed in another schedule, any material, compound, mixture, or preparation, which contains any quantity of the following hallucinogenic substances, or which contains any of their salts, isomers, and salts of isomers whenever the existence of such salts, isomers, and salts of isomers is possible within the specific chemical designation: (17) Tetrahydrocannabinols, except for tetrahydrocannabinols in hemp (as defined under section 297A of the Agricultural Marketing Act of 1946 [7 USCS § 1639o]).” See 21 U.S.C. 812, subdivision (C), subpart (17).

Given that Congress explicitly defined “hemp” to include “hemp derivatives” and “hemp extracts,” as long as delta-8 tetrahydrocannabinol (delta- 8 THC) is extracted or derived from hemp or is extracted or derived from extract or derivative of “hemp,” it cannot be criminalized under the federal Controlled Substances Act, until Congress either further amends the AIA of 2018 or amends the existing CSA. There is case law precedent to support the proposition that a government agency, in this case the DEA, cannot make a rule that directly conflicts an existing federal statute. In determining whether to give deference to an agency rule with a federal statute, Courts apply the Chevron Doctrine set forth by the Supreme Court in Chevron U.S.A., Inc. v. Natural Res. Def. Council. See 467 U.S. 837, 842-4 (1984).

Courts must employ a two-step analysis under the Chevron Doctrine. First, if the statute speaks clearly “to the precise question at issue," the Court must give effect to the unambiguously expressed intent of Congress.” Chevron, 467 U.S. at 842-43. Second, where the statute is “silent or ambiguous with respect to the specific issue,” the Court must sustain the agency determination if it is based on a “permissible construction” of the statute. Id. at 843. A court does not need to reach this second step if, “employing traditional tools of statutory construction, [it] ascertains that Congress had an intention on the precise question at issue ” Id. at 843 n.9. Similarly, in Lamie v. United States Trustee, the Court noted that when a “statute’s language is plain, the sole function of the courts—at least where the disposition required by the text is not absurd—is to enforce it according to its terms.” 540 U.S. 526, 534 (2004). Furthermore, in America's Cmty. Bankers v. F.D.I.C., the Court explained that when a federal statute is clear and unambiguous then there is nothing for an agency to interpret and the court must give effect to that unambiguous expression of Congress. 200 F.3d 822, 833-34 (2000). This remains the case even when the executive agency at issue is the one tasked with enforcing that particular federal statute. Id.

As it pertains to the issue at hand, the DEA cannot promulgate a rule the directly conflicts the will of Congress as expressed by the AIA and the CSA. As previously noted, Congress expressly exempted hemp plants, including hemp derivatives and extracts, from the CSA. This exemption presumably encompasses all products that can be derived from hemp including THCs or salts (to the extent that both products are derived or extracted from hemp). There can be no assurance that the AIA will not be modified to conform to the DEA’s regulations regarding the regulatory controls over marihuana, tetrahydrocannabinols, and other marihuana-related constituents in the CSA.

Estimate Of The Amount Of Money Spent During Each Of The Last Two Fiscal Years On Research And Development

Other than time spent researching our business and proposed markets and segmentation, we have not spent any funds on research and development activities to date. In the event opportunities arise from our operations, we may elect to initiate research and development activities, but we have no plans for any activities to date.

Costs and Effects Of Compliance With Environmental Laws

Our operations are not subject to any environmental laws or regulations.

Number Of Total Employees And Number Of Full-Time Employees

At this time, the Company has 33 full time employees and no persons working part time in various functions.

We do not provide an employer contribution for healthcare, pension, annuity, insurance, profit sharing, or similar benefit plans; however, we may adopt plans in the future.

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

We are a reporting company and file all reports required under sections 13 and 15d of the Exchange Act.

Overview of Presentation

The following Management’s Discussion and Analysis (“MD&A”) or Plan of Operations includes the following sections:

•	Plan of Operations

•	Results of Operations

•	Liquidity and Capital Resources

•	Capital Expenditures

•	Going Concern

•	Critical Accounting Policies

•	Off-Balance Sheet Arrangements

Plan of Operations

Our plan of operations consists of:

•	Launch of our B2B marketing and sales efforts through the use of distribution partners.

•	Expansion of our marketing and sales efforts through the use of social media, Internet marketing, print advertising, promotions, and signage

•	Raise capital, fund administrative infrastructure and ongoing operations until our operations generate positive cash flow.

How We Generate Revenue

On January 19, 2019 (date of formation), the Company adopted Accounting Standards Codification ASC 606 (“ASC 606”), Revenue from Contracts with Customers, using the modified retrospective approach for all contracts not completed as of the date of adoption. Results for the reporting periods beginning on January 19, 2019 (date of formation) are presented under ASC 606.

The Company generates all of its revenue from contracts with customers. The Company recognizes revenue when we satisfy a performance obligation by transferring control of the promised services to a customer in an amount that reflects the consideration that we expect to receive in exchange for those services. The Company determines revenue recognition through the following steps:

1.	Identification of the contract, or contracts, with a customer.
2.	Identification of the performance obligations in the contract.
3.	Determination of the transaction price.
4.	Allocation of the transaction price to the performance obligations in the contract
5.	Recognition of revenue when, or as, we satisfy a performance obligation.

At contract inception, the Company assesses the services promised in our contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, the Company considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company allocates the entire transaction price to a single performance obligation.

A description of our principal revenue generating activities are as follows:

Other sales – The Company offers consumer CBD and hemp products through its online websites. During the nine months ended December 31, 2020 and 2019, the Company recorded other sales of $3,522,961 and $1,747,931, respectively.

Mask sales – As a result of the COVID 19 pandemic, in 2020, the Company entered into the sale of KN95 masks but had to dispose of them at a loss. During the nine months ended December 31, 2020 and 2019, the Company recorded mask sales of $3,054,201 and $0, respectively.

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

Revenue is recognized when the product is shipped to the customer, provided that collection of the resulting receivable is reasonably assured. The Company primarily provides for no credit terms as it collects a deposit of 50% upon order and requires the remaining 50% be paid before the order is shipped. When credit terms are granted, terms of up to 120 days are provided, based on credit evaluations. No allowance has been provided for uncollectible accounts. Management has evaluated the receivables and believes they are collectible based on the nature of the receivables, historical experience of credit losses, and all other currently available evidence. Discounts are recorded as a reduction of the transaction price. Revenue excludes any amounts collected on behalf of third parties, including sales taxes.

Results of Operations

Results of Operations for the Three Months ended September 30, 2020 and 2019.

The following discussion represents a comparison of our results of operations for the three months ended September 30, 2020 and 2019.  The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019

Net revenues	$1,296,431	$510,874
Cost of sales	383,790	559,365
Gross Profit	912,641	(48,491)
Operating expenses	757,577	233,926
Other expense	200,236	–
Net loss before income taxes and discontinued operations	$(45,172)	$(282,417)

Net Revenues

Net revenues increased by $785,557, or 153.8%, to $1,296,431 for the three months ended September 30, 2020 from $510,874 for the three months ended September 30, 2019. The increase in revenue is primarily the result of an increase in customer purchases of our other products. As a result of the COVID 19 pandemic, in 2020, the Company entered into the sale of KN95 masks but had to dispose of them at a loss through June 30, 2020. Therefore, we had no mask sales in the three months ended September 30, 2020.

Cost of Sales

Cost of sales decreased by $175,575, or 31.4%, to $383,790 for the three months ended September 30, 2020 from $559,365 for the three months ended September 30, 2019. The decrease in cost of sales was primarily due to the reduced cost of product, offset partially by the increase in revenue. As a percentage of revenue, cost of sales was 29.6% and 109.5% resulting in a gross margin of 70.4% and (9.5)% for the three months ended September 30, 2020 and 2019, respectively, primarily due to reduced cost of product, offset partially by the increase in revenue.

Operating expenses

Operating expenses increased by $523,651, or 233.9%, to $757,577 for the three months ended September 30, 2020 from $233,926 for the three months ended September 30, 2019 primarily due to increases in marketing costs of $21,361, consulting costs of $47,687, investor relations costs of $1,400, depreciation and amortization costs of $3,773, professional fees of $71,409, compensation costs of $245,167, travel expenses of $2,100, operating lease costs of $37,347, bad debt expense of $28,700, shipping charges of $8,911, and general and administration costs of $55,796, as a result of reorganizing our administrative infrastructure, primarily employee costs, and refocusing our marketing initiatives to generate sales growth.

For the three months ended September 30, 2020, we had marketing expenses of $151,600 and general and administrative expenses of $605,977 primarily due to compensation costs of $262,840, consulting costs of $47,687, travel expenses of $3,714, operating lease costs of $58,821, professional fees of $97,311, depreciation and amortization costs of $4,429, investor relations costs of $1,400, shipping charges of $27,658, bad debt expense of $28,700, and general and administration costs of $73,417 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the three months ended September 30, 2019, we had marketing expenses of $130,239 and general and administrative expenses of $103,687 primarily due to compensation costs of $17,673, travel expenses of $1,614, operating lease costs of $21,474, professional fees of $25,902, depreciation and amortization costs of $656, shipping charges of $18,747, and general and administration costs of $17,621 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

Other (Income) Expense

Other expense for the three months ended September 30, 2020 totaled $256,736 primarily due to interest expense in conjunction with debt discount of $61,262, the change in derivative liability of $21,480, interest expense on notes payable of $117,494, and other expense of $56,500. Other expense for the three months ended September 30, 2018 was none.

Net loss before income taxes

Net loss before income taxes for the three months ended September 30, 2020 totaled $101.672 primarily due to revenue of $1,296,431 and (increases/decreases) in compensation costs, professional fees, consulting costs, marketing costs, investor relations costs, operating lease costs, travel costs, and general and administration costs compared to a loss of $282,417 for the three months ended September 30, 2019 primarily due to revenue of $510,874 and (increases/decreases) in compensation costs, professional fees, consulting costs, marketing costs, operating lease costs, investor relations costs, travel costs, and general and administration costs.

Assets and Liabilities

Assets were $1,684,323 as of September 30, 2020. Assets consisted primarily of cash of $55,841, accounts receivable of $722,063, net of allowance of $28,700, inventories of $52,184, prepaid expenses of $169,985, equipment of $72,418, intangible assets of $75,733, operating lease right-of-use assets of $511,300, and other assets of $24,799. Liabilities were $2,481,268 as of September 30, 2020. Liabilities consisted primarily of accounts payable of $41,467, due to related party of $645,842, loan payable to shareholder of $77,500, customer advance payments of $436,699, derivative liability of $124,215, accrued interest of $221,023, long term notes payable of $201,065, convertible notes payable of $145,909, net of unamortized debt discount of $277,857, operating lease liabilities of $517,309, and other current liabilities of $70,239.

Results of Operations for the Nine Months ended September 30, 2020 and 2019.

The following discussion represents a comparison of our results of operations for the nine months ended September 30, 2020 and 2019.  The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Net revenues	$6,577,162	$1,747,931
Cost of sales	3,743,271	1,460,231
Gross Profit	2,833,891	287,700
Operating expenses	1,828,122	454,879
Other expense	284,213	–
Net loss before income taxes and discontinued operations	$721,556	$(167,179)

Net Revenues

Net revenues increased by $4,829,231, or 276.3%, to $6,577,162 for the nine months ended September 30, 2020 from $1,747,931 for the nine months ended September 30, 2019. The increase in revenue is primarily the result of an increase in customer purchases of our other products of $1,775,030 or 101.6%, to $3,522,961 for the nine months ended December 31, 2020 from $1,747,931 for the nine months ended December 31, 2020 and an increase in mask sales of $3,054,201, or 100.0%, for the nine months ended December 31, 2020 from $0 for the year ended December 31, 2019. As a result of the COVID 19 pandemic, in 2020, the Company entered into the sale of KN95 masks but had to dispose of them at a loss.

Cost of Sales

Cost of sales increased by $2,283,040, or 156.3%, to $3,743,271 for the nine months ended September 30, 2020 from $1,460,231 for the nine months ended September 30, 2019. The decrease in other products cost of sales was primarily due to the reduced cost of product, offset partially by the increase in revenue. As a percentage of revenue, other products cost of sales was 14.2% and 83.5% resulting in a gross margin of 85.8% and 16.5% for the nine months ended September 30, 2020 and 2019, respectively, primarily due to reduced cost of other products, offset partially by the increase in revenue. As a percentage of revenue, mask cost of sales was 106.2% and 0% resulting in a gross margin of (6.2)% and 0% for the nine months ended September 30, 2020 and 2019, respectively, primarily due to the sales of masks at a loss.

Operating expenses

Operating expenses increased by $1,373,243, or 301.9%, to $1,828,122 for the nine months ended September 30, 2020 from $454,879 for the nine months ended September 30, 2019 primarily due to increases in marketing costs of $103,131, consulting costs of $122,901, investor relations costs of $1,400, depreciation and amortization costs of $7,572, professional fees of $74,646, compensation costs of $703,489, travel expenses of $30,642, operating lease costs of $101,769, shipping charges of $88,957, bad debt expense of $28,700, and general and administration costs of $110,036, as a result of reorganizing our administrative infrastructure, primarily employee costs, and refocusing our marketing initiatives to generate sales growth.

For the nine months ended September 30, 2020, we had marketing expenses of $325,245 and general and administrative expenses of $1,502,877, primarily due to compensation costs of $749,584, consulting costs of $122,901, travel expenses of $45,117, operating lease costs of $123,243, professional fees of $113,311, depreciation and amortization costs of $8,228, investor relations costs of $1,400, shipping charges of $139,023, bad debt expense of $28,700, and general and administration costs of $171,370 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the nine months ended September 30, 2019, we had marketing expenses of $222,114 and general and administrative expenses of $232,765 primarily due to compensation costs of $46,095, travel expenses of $14,475, operating lease costs of $21,474, professional fees of $38,665, depreciation and amortization costs of $656, shipping charges of $50,066, and general and administration costs of $61,334 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

Other (Income) Expense

Other expense for the nine months ended September 30, 2020 totaled $284,213 primarily due to interest expense in conjunction with debt discount of $61,262, the change in derivative liability of $21,480, interest expense on notes payable of $147,471, other expense of $61,000, and other income of $7,000. Other expense for the nine months ended September 30, 2019 was none.

Net loss before income taxes

Net income before income taxes for the nine months ended September 30, 2020 totaled $721,556 primarily due to revenue of $6,577,162 and (increases/decreases) in compensation costs, professional fees, consulting costs, marketing costs, investor relations costs, operating lease costs, travel costs, shipping charges, and general and administration costs compared to a loss of $167,179 for the three months ended September 30, 2019 primarily due to revenue of $1,747,931 and (increases/decreases) in compensation costs, professional fees, consulting costs, marketing costs, operating lease costs, investor relations costs, travel costs, shipping charges, and general and administration costs.

Liquidity and Capital Resources.

General – Overall, we had an increase in cash flows of $19,781 in the nine months ended September 30, 2020 resulting from cash provided by operating activities of $520,327, cash used in investing activities of $142,262, and cash used in financing activities of $358,284.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Net cash provided by (used in):
Operating activities	$520,327	$(155,037)
Investing activities	(142,262)	(13,676)
Financing activities	(358,284)	218,944
Net increase (decrease) in cash	$19,781	$50,231

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Cash Flows from Operating Activities – For the nine months ended September 30, 2020, net cash provided by operating activities was $520,327. Net cash used in operations was primarily due to a net income of $721,556, and the changes in operating assets and liabilities of $291,351, primarily due to the net changes in customer advance payments of $362,863, accrued interest of $147,371, inventories of $5,180, and other current liabilities of $113,956, offset primarily by the change in accounts receivable of $610,204, prepaid expenses of $94,103, accounts payable of $191,615, and other current assets of $24,799. In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net profit from the accretion of the debt discount of $61,262, change in derivative liability of $21,480, depreciation expense of $6,411, and amortization expense of $1,817.

For the nine months ended September 30, 2019, net cash used in operating activities was $155,037. Net cash used in operations was primarily due to a net loss of $167,179, and the changes in operating assets and liabilities of $11,486, primarily due to a net increase in accounts payable of $233,038, and other current liabilities of $949, offset primarily by accounts receivable of $222,501. In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net loss from depreciation expense of $656.

Cash Flows from Investing Activities – For the nine months ended September 30, 2020, net cash used in investing activities was $142,262 due to purchases of intangible assets and equipment. For the nine months ended September 30, 2019, net cash used in investing activities was $13,676 due to purchases of equipment.

Cash Flows from Financing Activities – For the nine months ended September 30, 2020, net cash provided by financing activities was $358,284 due to advances from shareholders, net of $57,500, proceeds from short term notes payable of $221,065, repayments of short term notes payable of $20,000, proceeds from related party of $182,599, repayments of due to related party of $286,757, the proceeds from convertible notes payable of $220,000, and contributions to members, net of $732,691. For the nine months ended September 30, 2019, net cash provided by financing activities was $218,944 due to contributions to members, net of $233,355 and due to related party, net of $15,000, offset primarily by advances from shareholders, net of $29,411.

Financing – We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to implement our strategy. We do not have the necessary cash and revenue to satisfy our cash requirements for the next twelve months. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Advances from Shareholders

The Company borrows funds from the Company’s shareholders for working capital purposes from time to time. The Company has recorded the principal balance due of $140,000 under Advances From Shareholders in the accompanying Balance Sheet at September 30, 2020. The Company received advances of $155,000 and made repayments of $7,500 for the nine months ended September 30, 2020. Advances are non-interest bearing and due on demand.

Due to Former Shareholder

Om March 1, 2020, the members’ of Nature entered into the Ownership Interest Purchase Agreement (“Ownership Agreement”) whereby Yogev Shvo, a member of the Company, acquired the remaining 50% member ownership (“Seller”) giving Mr. Shvo 100% member ownership of the Company. As consideration for the Ownership Agreement, the Seller received a Promissory Note of $750,000. The Promissory Note bears interest at 15% per annum and matures March 1, 2021. During the nine months ended September 30, 2020, the Company made repayments of $269,257 for a balance of $480,743 as of September 30, 2020. As of the date of this filing, the Company has made repayments totaling $484,257 for a balance of $265,743. The Note is secured with the assets of the Company pursuant to a security agreement dated March 1, 2020. In addition, the Company’s Chairman has personally guaranteed the Note.

The Company borrows funds from related parties for working capital purposes from time to time. The Company has recorded the principal balance due of $165,099 under Due to Related Parties in the accompanying Balance Sheet at September 30, 2020. The Company received advances of $182,599 and made repayments of $17,500 for the six months ended June 30, 2020. Advances are non-interest bearing and due on demand.

Loans Payable

Loan Payable to Shareholder

The Company borrows funds from its shareholders from time to time for working capital purposes. As of December 31, 2019, the Company had outstanding borrowings of $20,000. During the nine months ended September 30, 2020, the Company had additional borrowings of $77,500 and made repayments of $20,000 for a balance of $77,500 at September 30, 2020. Advances are non-interest bearing and due on demand.

Economic Injury Disaster Loan

On May 14, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business.

Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the Company borrowed an aggregate principal amount of the EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 14, 2021 (twelve months from the date of the SBA Note) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company also received a $7,000 grant, which does not have to be repaid. During the three and nine months ended September 30, 2020, the $0 and $7,000, respectively, was recorded in Other Income in the Statements of Operations.

In connection therewith, the Company executed (i) a note for the benefit of the SBA (the “SBA Note”), which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default (the “SBA Security Agreement”).

Paycheck Protection Program Loan

On May 6, 2020, the Company executed a note (the “PPP Note”) for the benefit of TD Bank, N.A. (the “Lender”) in the aggregate amount of $51,065 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP is administered by the U.S. Small Business Administration (the “SBA”). The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of the PPP Note, the Company is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP Note (the “Maturity Date”). The PPP Note contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Note. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP Note, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for the Company to apply for forgiveness of its PPP loan. No assurance can be given that the Company will be successful in obtaining forgiveness of the loan in whole or in part. The PPP Note of $51,065 was repaid in February 2021.

Convertible Note Payable

Short Term

On April 22, 2019; The Company executed a convertible promissory note with GHS Investments, LLC (“GHS Note”). The GHS Note carries a principal balance of $57,000 together with an interest rate of eight (8%) per annum and a maturity date of February 21, 2020. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share) in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this GHS Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. As of December 31, 2019, the principal balance outstanding was $57,000.

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

On March 24, 2020, the note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of September 30, 2020.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note.

Long Term

On September 21, 2020, the Company issued a convertible promissory note in the principal amount of $220,000. The convertible promissory note bears interest at 8% per annum and is due and payable in twenty-four (24) months. The holder of this note has the right, at the holder's option, upon the consummation of a sale of all or substantially all of the equity interest in the Company or private placement transaction of the Company's equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.05 per share. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Convertible Notes Payable were in default. On October 30, 2020, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020.

On October 9 and October 16, 2020, the Company issued a convertible promissory note in the principal amount totaling $600,000. The convertible promissory note bears interest at 8% per annum and is due and payable in twenty-four (24) months. The holder of this note has the right, at the holder's option, upon the consummation of a sale of all or substantially all of the equity interest in the Company or private placement transaction of the Company's equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.05 per share. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Convertible Notes Payable were in default. On October 30, 2020, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020.

Promissory Debenture

On February 15, 2020 and on May 14, 2020, the Company entered into Promissory Agreement and Convertible Debentures (“Promissory Debentures”) with Emry for a principal sum of $70,000 (which was paid in two tranches: $50,000, paid on February 15, 2020, and $20,000, paid in April 2020) and $48,000 (which was paid in three tranches: $23,000, paid on May 14, 2020, $15,000, paid on May 22, 2020, and $10,000, paid on June 8, 2020), respectively. The Promissory Debenture bears interest, both before and after default, at 15% per month, calculated and compounded monthly. At the election of the holder, at any time during the period between the date of issuance and the one year anniversary of the Promissory Debentures, the Promissory Debentures are convertible into shares of the Company’s common stock at any time at a conversion price of $0.001 per share. In addition, the Promissory Debentures provide for an interest equal to 15% of the Company’s annual sales, payable on the 2nd day following the date of issuance of the Company’s audited financial statements.

On June 24, 2020, Emry, holder of (i) Promissory Debentures in principal amount of $70,000 dated February 15, 2020, and (ii) that certain convertible promissory note in principal amount of $57,000 dated April 22, 2019, sold 50% of each (Promissory Debentures and convertible promissory note), including accrued and unpaid interest, fees and penalties, in separate transactions to third party companies, SP11 Capital Investments and E.L.S.R. CORP, Florida companies, such that SP11 Capital Investments and E.L.S.R. CORP each hold 50% of each respective debt instrument.

On October 4, 2020, SP11 converted $35,000 of its Promissory Debentures at $0.01 per share into 3,500,000 shares of the Company’s common stock.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Promissory Debentures were in default. The Company is currently in discussions to restructure the terms of the note.

Stock Transactions

On October 13, 2020, the Company issued 195,480 common shares, valued at $33,232 (based on the Company’s stock price on the date of issuance), to GHS Investments in settlement.

On October 4, 2020, SP11 converted $35,000 of its Promissory Debentures at $0.01 per share into 3,500,000 shares of the Company’s common stock.

On August 14, 2020, the Company issued 60,000,000 common shares in conjunction with acquisition.

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2020.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had accumulated earnings of approximately $624,000 at September 30, 2020 and an accumulated deficit of $97,000 at December 31, 2019, had a working capital deficit of $963,000 and $216,000 at September 30, 2020 and December 31, 2019, respectively, had net income of approximately $722,000 and a net loss of $167,000 for the nine months ended September 30, 2020 and 2019, respectively, and net cash provided by operating activities of approximately $520,000 for the nine months ended September 30, 2020 and net cash used in operating activities of approximately $155,000 for the nine months ended September 30, 2019.

While we are attempting to expand operations and increase revenues, our cash position may not be significant enough to support our daily operations. We intend to raise additional funds by way of a public or private offering. We believe that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate revenues.

The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

Refer to Note 3 in the accompanying notes to the condensed consolidated financial statements for critical accounting policies.

Recent Accounting Pronouncements

Refer to Note 3 in the accompanying notes to the condensed consolidated financial statements for recent accounting pronouncements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-l5(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chairman, CEO and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of September 30, 2020, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

The specific material weaknesses identified by the company’s management as of end of the period covered by this report include the following:

•	we have not performed a risk assessment and mapped our processes to control objectives;
•	we have not implemented comprehensive entity-level internal controls;
•	we have not implemented adequate system and manual controls. As such, there was inadequate cross functional review of the debt agreements; and
•	we do not have sufficient segregation of duties. As such, the officers approve their own related business expense reimbursements

Despite the material weaknesses reported above, our management believes that our consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this report.

Management's Remediation Plan

The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:

(i)	appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies;

The remediation efforts set out herein will be implemented in the current 2021 fiscal year.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the three months ended September 30, 2020 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future. To the best our knowledge, none of our directors, officers or affiliates is involved in a legal proceeding adverse to our business or has a material interest adverse to our business.

Item 1A. Risk Factors.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months September 30, 2020, the Company issued 60,000,000 shares to a related party for the acquisition of Nature as set forth in the table below.

Date	Shares	Issuance Description	Relationship	Share Price	Amount
8/14/20	60,000,000	Acquisition	Related party	0.001	$60,000

Item 3. Defaults Upon Senior Securities.

The Company’s convertible notes are in default and the Company is currently in discussions to restructure the terms of the convertible notes.

Item 4. Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended September 30, 2020, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

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

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Yogev Shvo	Chairman and Director	April 29, 2021
Yogev Shvo	(Principal Executive Officer and Principal Accounting Officer)

NAME	TITLE	DATE

/s/ Adam Levy	Chief Executive Officer and Director	April 29, 2021
Adam Levy

