Form 10-K
period 2020-12-31
Thunder Energies Corp
filed 2021-08-02
CIK 1524872

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 000-54464

THUNDER ENERGIES CORPORATION
(Exact Name of Registrant as specified in its charter)

Florida	45-1967797
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

3017 Greene Street, Hollywood, Florida	33020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 786-686-0231

1444 Rainville Road, Tarpon Springs, Florida 34689

(Former name, former address, and former fiscal year, if changed since last report)

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

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $335,858. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the issuer’s Common Stock, $0.001 par value, as of July 28, 2021 was 76,340,735 shares.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “seeks,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Such statements may include, but are not limited to, information related to: anticipated operating results; licensing arrangements; relationships with our customers; consumer demand; financial resources and condition; changes in revenues; changes in profitability; changes in accounting treatment; cost of sales; selling, general and administrative expenses; interest expense; the ability to secure materials and subcontractors; the ability to produce the liquidity or enter into agreements to acquire the capital necessary to continue our operations and take advantage of opportunities; legal proceedings and claims.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

NONE

i

THUNDER ENERGIES CORPORATION

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2020

ii

PART I

Item 1. Business.

Corporate History and Background

Thunder Energies Corporation (“we”, “us”, “our”, “TNRG” or the “Company”) was incorporated in the State of Florida on April 21, 2011.

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

On March 24, 2020, the Company announced its operational affiliate plans with Saveene.Com Inc. (“Saveene”) the preferred shareholder. Under the agreement, Saveene granted the Company access to several yachts and jets for the purpose of offering these vessels to the end-user and the general public for sale and or charter. Additionally, the Company gained access to several patent-pending technologies and the entire Saveene back office that focuses on the yacht and jet industry sector. This operational affiliate plan with Saveene.Com allowed the Company to offer a white-label type solution and original equipment manufacturer under the Company’s own brand name Nacaeli, dispensing the need to acquire and carry any inventory. All future Company and or Nacaeli brand fulfillment orders general maintenance, and upkeep matters such as mechanical repair, buffering, and similar will be outsourced other than administrative operational and corporate governance tasks.

On March 24, 2020, the Company held a meeting and voted to create two separate classes of preferred shares. Class “B” and class “C’ preferred shares. One class of shares B would be used to offer securitization for the watercraft while class C preferred shares would be used in conjunction with the securitization of air crafts.

Series B Convertible Preferred Stock (the “Preferred Stock”) was authorized for 10,000,000 shares of the Company. Each share of Preferred Stock is entitled to one thousand (1,000) votes per share and at the election of the holder converts into one thousand (1,000) shares of Company’s common stock, so at the completion of the stock purchase, the Purchaser owns approximately 100% of the fully diluted outstanding equity securities of the Company and approximately 100% of the voting rights for the outstanding equity securities. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser.

Series C Non-Convertible Preferred Stock (the “Preferred Stock”) was authorized for 10,000,000 shares of the Company. Each share of Preferred Stock is entitled to one thousand (1,000) votes per share and at the election of the holder. The series C is Non-Convertible Preferred Stock. The Purchaser owns approximately 100% of the fully diluted outstanding equity securities of the Company and approximately 100% of the voting rights for the outstanding equity securities. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser.

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

Nature Consulting, LLC’s Mission

Our mission is to be the leading seed-to-sale manufacturer and supplier of high-quality CBD products in the industry. We have identified the following issues as our critical drivers:

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

Nature Consulting, LLC’s Product Portfolio

On August 14, 2020, we announced the closing of the acquisition of Nature Consulting (“Nature”). Nature manufactures, markets and distributes U.S. hemp-derived supplements and cosmetic products through e-commerce and wholesale distribution in the U.S. under the brand The Hemp Plug (“THP”). Nature is an innovative leader in quality extraction and sourcing, expert brand building, and targeted marketing for retailers and wholesalers throughout the world. From customization to order fulfillment to brand development and label design, THP provides guided support every step of the way through tailored business strategy. It features the largest collection of customizable CBD and hemp products on the market.

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

Distribution Methods Of The Products and Services

Market and Distribution

Through Nature, the Company manufactures, markets and distributes a variety of CBD and hemp products, including hemp flower, pre-rolls and hemp extracts (in the form of tinctures and vaporizers), U.S. hemp-derived supplements and cosmetics products through e-commerce and wholesale distribution ls in the U.S. under the brand, The Hemp Plug. Nature’s products use pure U.S. hemp extract that contains natural phytocannabinoids and terpenes found in the plant. We plan to use our resources to capitalize on the demand to further create and scale U.S. hemp-derived consumer products and brands. We do not engage in any commercial activities related to the cultivation, distribution or possession of U.S. Schedule I cannabis in the United States The rate of the Company’s expansion of distribution remains subject to factors that are beyond the Company’s control, including evolving regulations, the development of sufficient supply chain and manufacturing infrastructure and development of distribution and retail channels across the United States.

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

Courts must employ a two-step analysis under the Chevron Doctrine. First, if the statute speaks clearly “to the precise question at issue," the Court must give effect to the unambiguously expressed intent of Congress.” Chevron, 467 U.S. at 842-43. Second, where the statute is “silent or ambiguous with respect to the specific issue,” the Court must sustain the agency determination if it is based on a “permissible construction” of the statute. Id. at 843. A court does not need to reach this second step if, “employing traditional tools of statutory construction, [it] ascertains that Congress had an intention on the precise question at issue” Id. at 843 n.9. Similarly, in Lamie v. United States Trustee, the Court noted that when a “statute’s language is plain, the sole function of the courts—at least where the disposition required by the text is not absurd—is to enforce it according to its terms.” 540 U.S. 526, 534 (2004). Furthermore, in America's Cmty. Bankers v. F.D.I.C., the Court explained that when a federal statute is clear and unambiguous then there is nothing for an agency to interpret and the court must give effect to that unambiguous expression of Congress. 200 F.3d 822, 833-34 (2000). This remains the case even when the executive agency at issue is the one tasked with enforcing that particular federal statute. Id.

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

Number Of Total Employees And Number Of Full-Time Employees

As of this filing, the Company has 24 full time employees and no persons working part time in various functions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On April 24, 2019, we entered into a 3 year lease, commencing July 1, 2019, for 9,525 square feet of office/ warehouse space located at 3017 Greene Street, Hollywood, Florida. The rent per month is $10,319 with rent increasing four percent each year. The rent for 2020 and 2019 was $128,844 and $64,422, respectively, and the lease expires on June 30, 2022.

On June 24, 2020, we entered into a 42 month lease, commencing July 1, 2020, for our sales office space located at 3323 NE 163rd Street, Suite 405, North Miami Beach, Florida. The rent per month is $8,266 with rent increasing three percent each year. The rent for 2020 and 2019 was $51,543 and $0, respectively, and the lease expires on December 31, 2023.

We believe that our existing facilities are adequate for our current needs and that we will be able to lease suitable additional or alternative space on commercially reasonable terms if and when we need it.

Item 3. Legal Proceedings.

From time to time, various lawsuits and legal proceedings may arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these, or other matters may arise from time to time that may harm our business. We are currently not aware of any legal proceedings or claims that it believes will have a material adverse effect on its business, financial condition or operating results except:

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

The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. The Company is confident to obtain a summary judgement in their favor on the trade secret allegations and hence has not provided for any financial exposure. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

Other than as mentioned above, we are not currently a party to any legal proceedings nor are any contemplated by us at this time.

Item 4. Mine Safety Disclosures.

Not applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

We are presently traded on the OTC Pink Market under the ticker symbol TNRG. As of July 28, 2021, there are 76,340,735 shares of our Common Stock issued and outstanding. Our stock has been thinly traded during the past two fiscal years. Moreover, we do not believe that any institutional or other large-scale trading of our stock has occurred or will in fact occur in the near future unless we are successful in funding and implementing our business plan, are successful in returning to the NASDAQ Exchange, or both. The following table sets forth information as reported by the OTC Markets Group for the high and low bid and ask prices for each of the eight quarters ending December 31, 2020. The following prices reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transactions.

	High	Low
Quarters ending in 2020
March 31	$0.06	$0.013
June 30	0.03	0.007
September 30	0.49	0.023
December 31	$0.34	$0.07
Quarters ending in 2019
March 31	$0..64	$0.08
June 30	0.20	0.012
September 30	0.09	0.025
December 31	$0.049	$0.012

(b) Holders

As of December 31, 2020, the Company had 78 certificate holders of record. This number includes one position at Cede & Co., of which Company principals are not aware how many shareholders hold the shares in street name. The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

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

Recent Sales of Unregistered Securities.

Shares of our common stock were issued at fair market value of the share price as set forth in the table below unless otherwise stated.

Date	Shares	Issuance Description	Relationship	Share Price	Amount
8/14/2020	60,000,000	Acquisition	Related party	$0.001	$60,000
10/4/2020	3,500,000	Conversion of Promissory Notes	Non-related party	$0.01	$35,000
10/13/2020	195,480	Settlement	Non-related party	$0.17	$33,232

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

Corporate History and Background

Thunder Energies Corporation (“we”, “us”, “our”, “TNRG” or the “Company”) was incorporated in the State of Florida on April 21, 2011.

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

On March 24, 2020, the Company announced its operational affiliate plans with Saveene.Com Inc. (“Saveene”) the preferred shareholder. Under the agreement, Saveene granted the Company access to several yachts and jets for the purpose of offering these vessels to the end-user and the general public for sale and or charter. Additionally, the Company gained access to several patent-pending technologies and the entire Saveene back office that focuses on the yacht and jet industry sector. This operational affiliate plan with Saveene.Com allowed the Company to offer a white-label type solution and original equipment manufacturer under the Company’s own brand name Nacaeli, dispensing the need to acquire and carry any inventory. All future Company and or Nacaeli brand fulfillment orders general maintenance, and upkeep matters such as mechanical repair, buffering, and similar will be outsourced other than administrative operational and corporate governance tasks.

On March 24, 2020, the Company held a meeting and voted to create two separate classes of preferred shares. Class “B” and class “C’ preferred shares. One class of shares B would be used to offer securitization for the watercraft while class C preferred shares would be used in conjunction with the securitization of air crafts.

Series B Convertible Preferred Stock (the “Preferred Stock”) was authorized for 10,000,000 shares of the Company. Each share of Preferred Stock is entitled to one thousand (1,000) votes per share and at the election of the holder converts into one thousand (1,000) shares of Company’s common stock, so at the completion of the stock purchase, the Purchaser owns approximately 100% of the fully diluted outstanding equity securities of the Company and approximately 100% of the voting rights for the outstanding equity securities. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser.

Series C Non-Convertible Preferred Stock (the “Preferred Stock”) was authorized for 10,000,000 shares of the Company. Each share of Preferred Stock is entitled to one thousand (1,000) votes per share and at the election of the holder. The series C is Non-Convertible Preferred Stock. The Purchaser owns approximately 100% of the fully diluted outstanding equity securities of the Company and approximately 100% of the voting rights for the outstanding equity securities. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser.

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

Description of Business, Principal Products, Services

Nature Consulting, LLC’s Mission

Our mission is to be the leading seed-to-sale manufacturer and supplier of high-quality CBD products in the industry. We have identified the following issues as our critical drivers:

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

Nature Consulting, LLC’s Product Portfolio

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

Recent Developments

Due to Former Shareholder

On March 1, 2020, the members of Nature entered into the Ownership Interest Purchase Agreement (“Ownership Agreement”) whereby Yogev Shvo, a member of the Company, acquired the remaining 50% member ownership (“Seller”) giving Mr. Shvo 100% member ownership of the Company. As consideration for the Ownership Agreement, the Seller received a Promissory Note of $750,000. The Promissory Note bears interest at 15% per annum and matures March 1, 2022, as amended on June 30, 2021. During the year ended December 31, 2020, the Company made repayments of $484,257 for a balance of $265,743 under Due to Related Parties in the accompanying Balance Sheet at December 31, 2020. The Note is secured with the assets of the Company pursuant to a security agreement dated March 1, 2020. In addition, the Company’s CEO has personally guaranteed the Note.

The Company borrows funds from related parties for working capital purposes from time to time. The Company has recorded the principal balance due of $219,744 under Due to Related Parties in the accompanying Balance Sheet at December 31, 2020. The Company received advances of $284,744 and made repayments of $65,000 for the year ended December 31, 2020. Advances are non-interest bearing and due on demand.

Loans Payable

Loan Payable to Shareholder

The Company borrows funds from its shareholders from time to time for working capital purposes. As of December 31, 2019, the Company had outstanding borrowings of $20,000. During the year ended December 31, 2020, the Company had additional borrowings of $110,868 and made repayments of $62,463 for a balance of $68,405 at December 31, 2020. Advances are non-interest bearing and due on demand.

Economic Injury Disaster Loan

On May 14, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business.

Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the Company borrowed an aggregate principal amount of the EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 14, 2021 (twelve months from the date of the SBA Note) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company also received a $7,000 grant, which does not have to be repaid.  During the year ended December 31, 2020, $7,000 was recorded in Other Income in the Statements of Operations.

In connection therewith, the Company executed (i) a note for the benefit of the SBA (the “SBA Note”), which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default (the “SBA Security Agreement”).

Paycheck Protection Program Loan Round 1

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

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020 and the Form 10-K for the year ended December 31, 2020, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note and recorded default interest totaling $86,566, as defined.

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

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020 and the Form 10-K for the year ended December 31, 2020, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020 and the Form 10-K for the year ended December 31, 2020.

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

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020 2020 and the Form 10-K for the year ended December 31, 2020, the Convertible Notes Payable were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020 and the Form 10-K for the year ended December 31, 2020.

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

On June 24, 2020, Emry, holder of (i) Promissory Debentures in principal amount of $70,000 dated February 15, 2020, and (ii) that certain convertible promissory note in principal amount of $85,766 dated April 22, 2019, sold 50% of each (Promissory Debentures and convertible promissory note), including accrued and unpaid interest, fees and penalties, in separate transactions to third party companies, SP11 Capital Investments and E.L.S.R. CORP, Florida companies, such that SP11 Capital Investments and E.L.S.R. CORP each hold 50% of each respective debt instrument.

On October 4, 2020, SP11 converted $35,000 of its Promissory Debentures at $0.01 per share into 3,500,000 shares of the Company’s common stock.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020 and the Form 10-K for the year ended December 31, 2020, the Promissory Debentures were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the $48,000 note related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020 and the Form 10-K for the year ended December 31, 2020. The $35,000 note provides for no default penalties.

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

A description of our principal revenue generating activities are as follows:

Other sales – The Company offers consumer products through its online websites. During the years ended December 31, 2020 and 2019, the Company recorded retail sales of $4,650,100 and $2,204,316, respectively.

Mask sales – As a result of the COVID 19 pandemic, in 2020, the Company entered into the sale of KN95 masks but had to dispose of them at a loss. During the years ended December 31, 2020 and 2019, the Company recorded mask sales of $3,054,201 and $0, respectively.

The Company evaluates whether it is appropriate to record the gross amount of product sales and related costs, or the net amount earned as commissions. Generally, when the Company is primarily obligated in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sale price. The Company generally records the net amounts as commissions earned if we are not primarily obligated and do not have latitude in establishing prices.

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

Results of Operations.

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

Results of Operations for the Years Ended December 31, 2020 and December 31, 2019.

	Year Ended December 31, 2020	Year Ended December 31, 2019

Net revenues	$7,674,306	$2,204,316
Cost of sales	4,507,865	1,729,020
Gross Profit	3,166,441	475,296
Operating expenses	3,164,276	572,608
Other expense	552,767	–
Net loss before income taxes	$(550,602)	$(97,312)

Net Revenues.

Net revenues increased by $5,469,990, or 248.1%, to $7,674,306 for the year ended December 31, 2020 from $2,204,316 for the year ended December 31, 2019. The increase in revenue is primarily the result of an increase in customer purchases of our retail products of $2,415,789 or 109.6%, to $4,620,105 for the year ended December 31, 2020 from $2,204,316 for the year ended December 31, 2019 and an increase in mask sales of $3,054,201, or 100.0%, for the year ended December 31, 2020 from $0 for the year ended December 31, 2019. As a result of the COVID 19 pandemic, in 2020, the Company entered into the sale of KN95 masks but had to dispose of them at a loss.

Cost of Sales.

Cost of sales increased by $2,778,845, or 160.7%, to $4,507,865 for the year ended December 31, 2020 from $1,729,020 for the year ended December 31, 2019. As a percentage of revenue, retail products cost of sales was 27.4% and 78.4% resulting in a gross margin of 72.6% and 21.6% for the years ended December 31, 2020 and 2019, respectively, primarily due to reduced cost of retail products, offset partially by the increase in revenue. The reduced cost of retail products was a result of a transition from purchasing manufactured products from suppliers in 2019 to producing our own products in 2020. As a percentage of revenue, mask cost of sales was 106.2% and 0% resulting in a gross margin of (6.2)% and 0% for the year ended December 31, 2020 and 2019, respectively, primarily due to the sales of masks at a loss.

Operating Expenses.

Operating expenses increased by $2,591,667, or 452.6%, to $3,164,275 for the year ended December 31, 2020 from $572,608 for the year ended December 31, 2019 primarily due to increases in marketing costs of $573,178, consulting costs of $166,105, investor relations costs of $3,400, depreciation and amortization costs of $15,926, professional fees of $266,393, compensation costs of $1,008,438, travel expenses of $52,221, operating lease costs of $118,080, shipping charges of $192,072, bad debts of $14,350, and general and administration costs of $181,504, as a result of organizing our administrative infrastructure, primarily employee costs, and focusing our marketing initiatives to generate sales growth.

For the year ended December 31, 2020, we had marketing expenses of $866,779 and general and administrative expenses of $2,297,496, primarily due to compensation costs of $1,019,737, consulting costs of $209,306, travel expenses of $67,538, operating lease costs of $182,502, professional fees of $305,058, depreciation and amortization costs of $17,549, bad debt expenses of $14,350, investor relations costs of $3,400, shipping charges of $201,362, and general and administration costs of $276,694 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the year ended December 31, 2019, we had marketing expenses of $293,601 and general and administrative expenses of $279,007 primarily due to compensation costs of $11,299, consulting costs of $43,201, travel costs of $15,317, operating lease costs of $64,422, professional fees of $38,665, depreciation and amortization costs of $1,623, shipping charges of $9,290, and general and administration costs of $95,190 as a result of organizing our administrative infrastructure due to focusing our personnel and marketing initiatives to generate anticipated sales growth

Other Expense.

Other expense for the year ended December 31, 2020 totaled $552,767 primarily due to interest expense in conjunction with debt discount of $187,293, the change in derivative liability of $21,445, interest expense on notes payable of $359,662, other expense of $61,850, gain on conversion of convertible notes payable of $58,771, and other income of $18,712. Other expense for year ended December 31, 2019 was none.

Financial Condition.

Total Assets.

Assets were $1,259,713 as of December 31, 2020. Assets consisted primarily of cash of $97,503, accounts receivable of $68,403, net of allowance of $14,350, inventories of $168,470, prepaid expenses of $202,050, property and equipment of $164,938, intangible assets of $71,855, operating lease right-of-use assets of $461,696, and other assets of $24,799.

Total Liabilities.

Liabilities were $2,660,584 as of December 31, 2020. Liabilities consisted primarily of accounts payable of $152,146, due to related party of $485,487, loan payable to shareholder of $68,405, customer advance payments of $522,258, derivative liability of $124,180, accrued interest of $374,443, notes payable of $201,035, convertible notes payable of $236,940, net of unamortized debt discount of $751,826, operating lease liabilities of $468,693, and other current liabilities of $26,997.

Liquidity and Capital Resources.

General – Overall, we had an increase in cash flows of $36,060 in the year ended December 31, 2020 resulting from cash provided by operating activities of $229,432, cash used in investing activities of $240,225, and cash provided by financing activities of $72,236.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended December 31, 2020	Year Ended December 31, 2019

Net cash provided by (used in):
Operating activities	$229,432	$31,800
Investing activities	(240,225)	(15,740)
Financing activities	72,236	20,000
Net increase in cash	$61,443	$36,060

Years Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Cash Flows from Operating Activities – For the year ended December 31, 2020, net cash provided by operating activities was $229,432. Net cash used in operations was primarily due to a net loss of $550,602, and the changes in operating assets and liabilities of $579,286, primarily due to the net changes in customer advance payments of $488,422, accrued interest of $359,562, accounts receivable of $42,608, and other current liabilities of $71,703, offset primarily by the change in inventories of $111,106, prepaid expenses of $126,168, other current assets of $24,799, accounts payable of $80,936. In addition, net cash provided by operating activities was offset primarily by adjustments to reconcile net profit from the accretion of the debt discount of $187,293, change in derivative liability of $21,445, common stock issued for services of $33,232, depreciation expense of $11,854, amortization expense of $5,695, and the gain on conversion of convertible notes payable of $58,771.

For the year ended December 31, 2019, net cash provided by operating activities was $31,800. Net cash used in operations was primarily due to a net loss of $97,312, and the changes in operating assets and liabilities of $97,941, primarily due to the net changes in accounts payable of $233,082, customer advance payments of $73,836, and other current liabilities of $8,328, offset primarily by accounts receivable of $140,559, inventories of $57,364, and prepaid expenses of $19,382. In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net loss from depreciation expense of $1,623 and bad debt expense of $29,548.

Cash Flows from Investing Activities – For the year ended December 31, 2020, net cash used in investing activities was $240,225 due to purchases of intangible assets and equipment. For the year ended December 31, 2019, net cash used in investing activities was $15,740 due to purchases of equipment.

Cash Flows from Financing Activities – For the year ended December 31, 2020, net cash provided by financing activities was $72,236 due to proceeds from loan payable to shareholder of $110,868, repayments from loan payable to shareholder of $42,463, proceeds from short term notes payable of $201,035, repayments of short term notes payable of $20,000, proceeds from short term notes payable - related party of $284,744, repayments of short term notes payable - related party of $549,257, and the proceeds from convertible notes payable of $820,000. For the year ended December 31, 2019, net cash provided by financing activities was $20,000 due to proceeds from loan payable to shareholder of $23,000, offset primarily by repayments of loan payable to shareholder of $3,000.

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

Due to Former Shareholder

On March 1, 2020, the members of Nature entered into the Ownership Interest Purchase Agreement (“Ownership Agreement”) whereby Yogev Shvo, a member of the Company, acquired the remaining 50% member ownership (“Seller”) giving Mr. Shvo 100% member ownership of the Company. As consideration for the Ownership Agreement, the Seller received a Promissory Note of $750,000. The Promissory Note bears interest at 15% per annum and matures March 1, 2022, as amended on June 30, 2021. During the year ended December 31, 2020, the Company made repayments of $484,257 for a balance of $265,743 under Due to Related Parties in the accompanying Balance Sheet at December 31, 2020. The Note is secured with the assets of the Company pursuant to a security agreement dated March 1, 2020. In addition, the Company’s CEO has personally guaranteed the Note.

The Company borrows funds from related parties for working capital purposes from time to time. The Company has recorded the principal balance due of $219,744 under Due to Related Parties in the accompanying Balance Sheet at December 31, 2020. The Company received advances of $284,744 and made repayments of $65,000 for the year ended December 31, 2020. Advances are non-interest bearing and due on demand.

Loans Payable

Loan Payable to Shareholder

The Company borrows funds from its shareholders from time to time for working capital purposes. As of December 31, 2019, the Company had outstanding borrowings of $20,000. During the year ended December 31, 2020, the Company had additional borrowings of $110,868 and made repayments of $62,463 for a balance of $68,405 at December 31, 2020. Advances are non-interest bearing and due on demand.

Economic Injury Disaster Loan

On May 14, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business.

Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the Company borrowed an aggregate principal amount of the EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 14, 2021 (twelve months from the date of the SBA Note) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company also received a $7,000 grant, which does not have to be repaid.  During the year ended December 31, 2020, $7,000 was recorded in Other Income in the Statements of Operations.

In connection therewith, the Company executed (i) a note for the benefit of the SBA (the “SBA Note”), which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default (the “SBA Security Agreement”).

Paycheck Protection Program Loan Round 1

On May 6, 2020, the Company executed a note (the “PPP Note”) for the benefit of TD Bank, N.A. (the “Lender”) in the aggregate amount of $51,065 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP is administered by the U.S. Small Business Administration (the “SBA”). The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of the PPP Note, the Company is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP Note (the “Maturity Date”). The PPP Note contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Note. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP Note, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all, or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. Recent modifications to the PPP by the U.S. Treasury and Congress have extended the time period for loan forgiveness beyond the original eight-week period, making it possible for the Company to apply for forgiveness of its PPP loan. No assurance can be given that the Company will be successful in obtaining forgiveness of the loan in whole or in part. The PPP Note of $51,065 was repaid in February 2021.

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

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020 and the Form 10-K for the year ended December 31, 2020, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note and recorded default interest totaling $86,566, as defined.

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

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020 and the Form 10-K for the year ended December 31, 2020, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020 and the Form 10-K for the year ended December 31, 2020.

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

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020 2020 and the Form 10-K for the year ended December 31, 2020, the Convertible Notes Payable were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020 and the Form 10-K for the year ended December 31, 2020.

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

On June 24, 2020, Emry, holder of (i) Promissory Debentures in principal amount of $70,000 dated February 15, 2020, and (ii) that certain convertible promissory note in principal amount of $85,766 dated April 22, 2019, sold 50% of each (Promissory Debentures and convertible promissory note), including accrued and unpaid interest, fees and penalties, in separate transactions to third party companies, SP11 Capital Investments and E.L.S.R. CORP, Florida companies, such that SP11 Capital Investments and E.L.S.R. CORP each hold 50% of each respective debt instrument.

On October 4, 2020, SP11 converted $35,000 of its Promissory Debentures at $0.01 per share into 3,500,000 shares of the Company’s common stock.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020 and the Form 10-K for the year ended December 31, 2020, the Promissory Debentures were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the $48,000 note related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020 and the Form 10-K for the year ended December 31, 2020. The $35,000 note provides for no default penalties.

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

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2020.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $648,000 and $97,000 at December 31, 2020 and 2019, respectively, had a working capital deficit of $1,569,000 and $216,000 at December 31, 2020 and 2019, respectively, had a net losses of approximately $551,000 and $97,000 for the years ended December 31, 2020 and 2019, and net cash provided by operating activities of approximately $229,000 and $32,000 for the years ended December 31, 2020 and 2019, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

The Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of our financial condition and results of operations and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results.

The following are deemed to be the most significant accounting policies affecting us.

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: inventory valuation, common stock valuation, and the recoverability of intangibles. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

A description of our principal revenue generating activities are as follows:

Other sales – The Company offers consumer products through its online websites. During the years ended December 31, 2020 and 2019, the Company recorded retail sales of $4,620,105 and $2,204,316, respectively.

Mask sales – As a result of the COVID 19 pandemic, in 2020, the Company entered into the sale of KN95 masks but had to dispose of them at a loss. During the years ended December 31, 2020 and 2019, the Company recorded mask sales of $3,054,201 and $0, respectively.

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

Customer Advanced Payments

Customer advanced payments consists of customer orders paid in advance of the delivery of the order. Customer advanced payments are classified as short-term as the typical order ships within approximately three weeks of placing the order. Customer advanced payments are recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met. Customer advanced payments as of December 31, 2020 and 2019 were $522,258 and $73,836, respectively. Customer advanced payments are included in current liabilities in the accompanying condensed consolidated Balance Sheets.

Inventories

The Company manufactures its own products, made to order, and when completed are shipped to the customer. The Company's inventories are valued by the first-in, first-out ("FIFO") cost method and are stated at the lower of cost or net realizable value. The Company had inventories of $168,470 and $57,364, respectively, consisting of mostly finished goods as of December 31, 2020 and 2019, respectively.

Intangible Assets

Intangible assets consist primarily of developed technology – website. Our intangible assets are being amortized on a straight-line basis over a period of three years.

Impairment of Long-lived Assets

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There are no impairments as of December 31, 2020 and 2019.

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models.  If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. For the years ended December 31, 2020 and 2019, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that the demand for the Company’s products and services will continue, which could result in an impairment of long-lived assets in the future.

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

We account for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on our balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. We must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Changes in our valuation allowance in a period are recorded through the income tax provision on the consolidated Statements of Operations.

From the date of our inception, we adopted ASC 740-10-30. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, and currently, we do not have a liability for unrecognized income tax benefits.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2020, the fair value of cash, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities.

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

The derivatives are evaluated under the hierarchy of ASC 480-10, ASC Paragraph 815-25-1 and ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of the Level 3 financial instruments was performed internally by the Company using the Black Scholes valuation method.

The following table summarize the Company’s fair value measurements by level at December 31, 2020 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability	$–	$–	$124,180

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

Debt

We issue debt that may have separate warrants, conversion features, or no equity-linked attributes.

Debt with warrants – When we issue debt with warrants, we treat the warrants as a debt discount, record as a contra-liability against the debt, and amortize the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations. When the warrants require equity treatment under ASC 815, the offset to the contra-liability is recorded as additional paid in capital in our consolidated balance sheet. When we issue debt with warrants that require liability treatment under ASC 815, such as a clause requiring repricing, the warrants are considered to be a derivative that is recorded as a liability at fair value. If the initial value of the warrant derivative liability is higher than the fair value of the associated debt, the excess is recognized immediately as interest expense. The warrant derivative liability is adjusted to its fair value at the end of each reporting period, with the change being recorded as expense or gain.  If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statement of operations. The debt is treated as conventional debt.

Convertible debt – derivative treatment – When we issue debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: a) one or more underlyings, typically the price of our common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in shareholders’ equity in its statement of financial position.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using the Black Scholes method upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the statement of operations. The debt discount is amortized through interest expense over the life of the debt.

Convertible debt – beneficial conversion feature – If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF’). A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible and is recorded as additional paid in capital and as a debt discount in the consolidated balance sheet. We amortize the balance over the life of the underlying debt as amortization of debt discount expense in the statement of operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the statement of operations.

If the conversion feature does not qualify for either the derivative treatment or as a BCF, the convertible debt is treated as traditional debt.

Recent Accounting Pronouncements

Refer to Note 3 in the accompanying notes to the consolidated financial statements.

Future Contractual Obligations and Commitments

Refer to Note 3 in the accompanying notes to the consolidated financial statements for future contractual obligations and commitments. Future contractual obligations and commitments are based on the terms of the relevant agreements and appropriate classification of items under U.S. GAAP as currently in effect. Future events could cause actual payments to differ from these amounts.

We incur contractual obligations and financial commitments in the normal course of our operations and financing activities. Contractual obligations include future cash payments required under existing contracts, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related operating activities. Details on these obligations are set forth below.

Due to Former Shareholder

On March 1, 2020, the members’ of Nature entered into the Ownership Interest Purchase Agreement (“Ownership Agreement”) whereby Yogev Shvo, a member of the Company, acquired the remaining 50% member ownership (“Seller”) giving Mr. Shvo 100% member ownership of the Company. As consideration for the Ownership Agreement, the Seller received a Promissory Note of $750,000. The Promissory Note bears interest at 15% per annum and matures March 1, 2022, as amended on June 30, 2021. During the year ended December 31, 2020, the Company made repayments of $484,257 for a balance of $265,743 under Due to Related Parties in the accompanying Balance Sheet at December 31, 2020. The Note is secured with the assets of the Company pursuant to a security agreement dated March 1, 2020. In addition, the Company’s CEO has personally guaranteed the Note.

The Company borrows funds from related parties for working capital purposes from time to time. The Company has recorded the principal balance due of $219,744 under Due to Related Parties in the accompanying Balance Sheet at December 31, 2020. The Company received advances of $284,744 and made repayments of $65,000 for the year ended December 31, 2020. Advances are non-interest bearing and due on demand.

Loans Payable

Loan Payable to Shareholder

The Company borrows funds from its shareholders from time to time for working capital purposes. As of December 31, 2019, the Company had outstanding borrowings of $20,000. During the year ended December 31, 2020, the Company had additional borrowings of $110,868 and made repayments of $62,463 for a balance of $68,405 at December 31, 2020. Advances are non-interest bearing and due on demand.

Economic Injury Disaster Loan

On May 14, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business.

Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the Company borrowed an aggregate principal amount of the EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 14, 2021 (twelve months from the date of the SBA Note) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company also received a $7,000 grant, which does not have to be repaid.  During the year ended December 31, 2020, $7,000 was recorded in Other Income in the Statements of Operations.

In connection therewith, the Company executed (i) a note for the benefit of the SBA (the “SBA Note”), which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default (the “SBA Security Agreement”).

Paycheck Protection Program Loan Round 1

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

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020 and the Form 10-K for the year ended December 31, 2020, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note and recorded default interest totaling $86,566, as defined.

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

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020 and the Form 10-K for the year ended December 31, 2020, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020 and the Form 10-K for the year ended December 31, 2020.

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

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020 2020 and the Form 10-K for the year ended December 31, 2020, the Convertible Notes Payable were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020 and the Form 10-K for the year ended December 31, 2020.

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

On June 24, 2020, Emry, holder of (i) Promissory Debentures in principal amount of $70,000 dated February 15, 2020, and (ii) that certain convertible promissory note in principal amount of $85,766 dated April 22, 2019, sold 50% of each (Promissory Debentures and convertible promissory note), including accrued and unpaid interest, fees and penalties, in separate transactions to third party companies, SP11 Capital Investments and E.L.S.R. CORP, Florida companies, such that SP11 Capital Investments and E.L.S.R. CORP each hold 50% of each respective debt instrument.

On October 4, 2020, SP11 converted $35,000 of its Promissory Debentures at $0.01 per share into 3,500,000 shares of the Company’s common stock.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020 and the Form 10-K for the year ended December 31, 2020, the Promissory Debentures were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the $48,000 note related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020 and the Form 10-K for the year ended December 31, 2020. The $35,000 note provides for no default penalties.

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

Our management, under the supervision and with the participation of our CEO and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

The specific material weaknesses identified by the company’s management as of end of the period covered by this report include the following:

•	we have not performed a risk assessment and mapped our processes to control objectives;
•	we have not implemented comprehensive entity-level internal controls;
•	we have not implemented adequate system and manual controls. As such, there was inadequate cross functional review of the debt agreements; and
•	we do not have sufficient segregation of duties. As such, the officers approve their own related business expense reimbursements.

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

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:

(i)	appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the year ended December 31, 2020 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

NONE

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The names and ages of our directors and executive officers as of December 31, 2020 are set forth below. Our Bylaws provide for not less than one and not more than seven directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
Mr. Yogev Shvo (1)	32	Chairman, Principal Accounting Officer (1)
Mr. Adam Levy (2)	32	President and Chief Executive Officer, Director (2)

__________

(1) Mr. Shvo will serve as a director until the next annual shareholder meeting.

(2) Mr. Levy will serve as a director until the next annual shareholder meeting.

Mr. Yogev Shvo, Chairman

Mr. Shvo is 32 years old. He makes his home in Fort Lauderdale, FL With 10 years of experience in the cannabis industry, Yogev has strived in developing dispensaries such as Colorado based ‘’Sticky Fingers’’, a 100 acre indoor growing facility with 2 harvests per year. Sticky Fingers is operating until today after it was sold by Yogev in 2017.

Following his departure from Sticky fingers Yogev proceeded with his career as a partner on an Oregon based dispensary, Paradise Found. After another successful encounter in the cannabis world Yogev found interest in the rapid growing CBD market.

In the recent years Yogev brought high success to Nature Consulting, creating one of the state’s largest white label CBD companies. The near future is bright for Nature Consulting along with the incorporation of Thunder Energies’ base business.

Mr. Shvo’s qualifications to serve on our board of directors include his extensive knowledge of cannabis products and his experience in marketing of cannabis.

Mr. Adam Levy, Chief Executive Officer and Director

Mr. Levy is 32 years old. He makes his home in Hollywood, FL After many years’ experience in property management and land development Adam entered the cannabis world in 2013 as the CEO and General Manager of Denver, Colorado’s ‘’Sticky Fingers’’ Dispensary.

After years of growing and managing Sticky Fingers Adam joined The Hemp Plug in Florida as a head grower and chief of sales.

Adam is a key player for Nature Consulting, overseeing major operations and day to day operations, continuing to help the company grow to its full potential.

Mr. Levy’s qualifications to serve on our board of directors include his experience in cannabis products.

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

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the directors can adequately perform the functions of such committees.

In lieu of an audit committee, the Company’s board of directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s consolidated financial statements and other services provided by the Company’s independent public accountants. The board of directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our directors are capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. The directors of our Company do not believe that it is necessary to have an audit committee because management believes that the board of directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings.

From time to time, various lawsuits and legal proceedings may arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these, or other matters may arise from time to time that may harm our business. We are currently not aware of any legal proceedings or claims that it believes will have a material adverse effect on its business, financial condition or operating results except:

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

The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. The Company is confident to obtain a summary judgement in their favor on the trade secret allegations and hence has not provided for any financial exposure. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

Apart from the involvement in certain legal proceedings, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders of decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past ten years.

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

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors and us.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with our business with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

We may transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties. As of this filing, we have not transacted business with any officer, director, or affiliate.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Our policies and procedures regarding transactions involving potential conflicts of interest are not in writing. We understand that it will be difficult to enforce our policies and procedures and will rely on and trust our officers and directors to follow our policies and procedures. We will implement our policies and procedures by requiring the officer or director who is not in compliance with our policies and procedures to remove himself and the other officers and directors will decide how to implement the policies and procedures, accordingly.

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of reports submitted to us during the fiscal year ended December 31, 2020, the following table sets forth the name of any such person that failed to file the required forms on a timely basis, including the number of late reports, the number of transactions not reported on a timely basis and any known failure to file a required form.

Name	Number of late reports	Number of transactions not reported timely
Mr. Yogev Shvo	None	None

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

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2020, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan Compensation	Nonqualified deferred compensation earnings	All other Compensation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Mr. Yogev Shvo,	2020	51,406	-0-	-0-	-0-	-0-	-0-	-0-	51,406
Chairman (1)	2019	57,600	-0-	-0-	-0-	-0-	-0-	-0-	57,600

Mr. Adam Levy,	2020	78,657	-0-	-0-	-0-	-0-	-0-	-0-	78,657
President and CEO (2)	2019	37,802	-0-	-0-	-0-	-0-	-0-	-0-	37,802

__________

(1) Mr. Shvo does not have an employment contract.

(2) Mr. Levy does not have an employment agreement.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)(2)	(h)
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total
Name and principal position (1)	($)	($)	($)	($)	($)	($)	($)
Mr. Yogev Shvo, Chairman	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mr. Adam Levy, President and CEO	-0-	-0-	-0-	-0-	-0-	-0-	-0-

 _________

All of the Company’s directors are employees of the Company and such persons have not been separately compensated for their services to the Company as a director.

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

Compensation Committee Interlocks and Insider Participation.

As of December 31, 2020, our Board of Directors consisted of Mr. Yogev Shvo and Mr. Adam Levy. At present, the Board of Directors has not established any committees.

Director Compensation.

There are currently no compensation arrangements in place for members of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2020, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Mr. Yogev Shvo (1) 3017 Greene Street Hollywood, FL 33020	60,000,000	78.59%

Common Stock	Officers and Directors as a group	60,000,000	78.59%

___________

(1) Mr. Shvo is the Company’s Chairman.

The following table sets forth, as of December 31, 2020, the number of shares of our Series “A”, “B”, and “C” Convertible Preferred Stock owned of record and beneficially by our executive officers, directors and persons who beneficially own more than 5% of such outstanding shares.

Name and Address of Beneficial Owner	Series	Amount and Nature of Beneficial Ownership	Percentage of Class
Mr. Yogev Shvo (1) 3017 Greene Street Hollywood, FL 33020	A	50,000,000	100%

Mr. Yogev Shvo (1) 3017 Greene Street Hollywood, FL 33020	B	5,000	100%

Mr. Yogev Shvo (1) 3017 Greene Street Hollywood, FL 33020	C	10,000	100%

____________

(1)	Mr. Shvo is the Company’s Chairman.

(2)	The Series “A” Convertible Preferred Stock has 15 votes per share and is convertible into 10 shares of our common stock at the election of the shareholder.

(3)	The Series “A” Convertible Preferred Stock has 1,000 votes per share and is convertible into 1,000 shares of our common stock at the election of the shareholder.

(4)	The Series “A” Convertible Preferred Stock has 1,000 votes per share and is non-convertible into shares of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons.

Other than compensation arrangements, we describe below transactions and series of similar transactions, since January 1, 2019 (i.e., the last two completed fiscal years), to which we were a party or will be a party, in which the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest. Compensation arrangements, including employment agreements, for our directors and named executive officers are described elsewhere in “Executive Compensation - Agreements with Executive Officers.”

Employment Agreements

We had no employment agreements with our Chairman or CEO.

Policies and Procedures for Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions with our executive officer(s), director(s) and significant shareholders. We rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

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

Given the nature of our Company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. The Board of Directors takes the position that management of a target business will establish:

•	Its own Board of Directors

•	Establish its own definition of “independent” as related to directors and nominees for directors,

•	Establish committees that will be suitable for its operations after the Company consummates a business combination

Item 14. Principal Accounting Fees and Services.

	2020	2019
Audit fees	30,000	20,000
Audit related fees	7,000	–
Tax fees	–	–
All other fees	–	–

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

Exhibit Number and Description			Location Reference

(a)	Financial Statements		Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

(3.0)	Articles of Incorporation

	(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on July 21, 2011	See Exhibit Key

	(3.2)	Amendment to Articles of Incorporation dated July 29, 2013	See Exhibit Key

	(3.3)	Amendment to Articles of Incorporation dated October 7, 2013	See Exhibit Key

	(3.4)	Amendment to Articles of Incorporation dated April 25, 2014	See Exhibit Key

	(3.5)	Bylaws filed with Form 10 Registration Statement on July 21, 2011.	See Exhibit Key

(10.1)	Stock Purchase Agreement with Northbridge Financial, Inc.		See Exhibit Key

(11.1)	Statement re: computation of per share Earnings.		Note 3 to Financial Stmts.

(14.1)	Code of Ethics		See Exhibit Key

(31.1)	Certificate of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certification of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.2	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.3	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.4	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 13, 2018.

3.5	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.0	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 2, 2018.

14.0	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on January 17, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Yogev Shvo	Principal Executive Officer, Principal Accounting Officer, Chairman of the Board of Directors	August 2, 2021
Yogev Shvo

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Adam Levy	CEO and Director	August 2, 2021
Adam Levy

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Thunder Energies Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Thunder Energies Corporation (the Company) as of December 31, 2020 and 2019, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Convertible Note Payable and Promissory Debentures (collectively “Convertible Debt”)

As described in Note 9 to the financial statements, during the year ended December 31, 2020, the Company issued approximately $1 million of Convertible Debt due in 2021 and 2022, which, upon conversion, permit the Company to pay or deliver cash, shares of its common stock, or a combination of cash and shares of common stock at the Company’s election.

Auditing the Company’s accounting for the Convertible Debt was complex due to the significant judgment required in determining the liability component of the Convertible Debt as well as the balance sheet classification of the components of the Convertible Debt. The Company estimated the fair value of the Convertible Debt and the beneficial conversion feature based on an outside valuation of the underlying common stock. Additionally, the Company performed a detailed analysis of the terms of the Convertible Debt to identify whether any derivatives that required separate mark-to-market accounting under applicable accounting guidance were present.

Our testing of the Company’s initial accounting and modification of the notes for the Convertible Debt included, among other procedures, reading the underlying agreements and evaluating the Company’s accounting analysis of the initial accounting and modification of the Convertible Debt, including the determination of the balance sheet classification of each component of the Convertible Debt and identification of any derivatives included in the arrangements. As part of our testing, we verified the fair value of the underlying stock, including evaluating the Company’s selection of the valuation methodology and other significant assumptions used by the Company. We have evaluated the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.

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

/s/ Benjamin & Ko
Benjamin & Ko
We have served as the Company’s auditor since 2020.

Santa Ana, California
July 30, 2021

THUNDER ENERGIES CORPORATION

Balance Sheets

	December 31,
	2020	2019

ASSETS
Current assets:
Cash	$97,503	$36,060
Accounts receivable, net of allowance of $14,350 and $29,548, respectively	68,403	111,011
Inventories, net	168,470	57,364
Prepaid expenses	202,050	19,382
Total current assets	536,426	223,817

Property and equipment, net	164.938	14,117
Intangible assets, net	71,855	–
Operating lease right-of-use assets, net	461,695	292,320
Other assets	24,799	–
Total assets	$1,259,713	$530,254

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$152,146	$233,082
Due to related party	485,487	–
Loan payable to shareholder	68,405	20,000
Customer advance payments	522,258	73,836
Derivative liability	124,180	–
Convertible notes payable, net of discount of $24,730 and $0, respectively	144,036	–
Current portion of operating lease liabilities	207,762	107,388
Accrued interest	374,443	–
Other current liabilities	26,997	5,819
Total current liabilities	2,105,714	440,125
Long-term liabilities:
Convertible notes payable, net of discount of $727,096 and $0, respectively	92,904	–
Long term notes payable	201,035	–
Operating lease liabilities, less current portion	260,931	187,441
Total long-term liabilities	554,870	187,441
Total liabilities	2,660,584	627,566

Commitments and contingencies

Stockholders' deficit
Members' equity	–	–
Preferred stock - Series A: $0.001 par value, 50,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	–
Preferred stock - Series B: $0.001 par value, 10,000,000 authorized; 5,000 and 0 shares issued and outstanding, respectively	5	–
Preferred stock - Series C: $0.001 par value, 10,000,000 authorized; 10,000 and 0 shares issued and outstanding, respectively	10	–
Common stock: $0.001 par value 900,000,000 authorized; 76,340,735 and 11,544,923 shares issued and outstanding, respectively	76,340	–
Additional paid-in-capital	(879,312)	–
Accumulated deficit	(647,914)	(97,312)
Total stockholders' deficit	(1,400,871)	(97,312)
Total liabilities and stockholders' deficit	$1,259,713	$530,254

See notes to financial statements

THUNDER ENERGIES CORPORATION

Statements of Operations

	Year Ended December 31,
	2020	2019

Net revenues	$7,674,306	$2,204,316

Cost of sales	4,507,865	1,729,020

Gross Profit	3,166,441	475,296
Operating expenses:
Advertising and marketing expenses	866,779	293,601
General and administrative	2,297,497	279,007
Total operating expenses	3,164,276	572,608
Profit (loss) from operations	2,165	(97,312)

Other expense (income):
Change in derivative liability	21,455	–
Accretion of debt discount	187,293	–
Gain on conversion of convertible notes payable	(58,771)	–
Interest expense	359,662	–
Other expense	61,850	–
Other income	(18,712)	–
Total other expense	552,767	–

Loss before income taxes	(550,602)	(97,312)
Income taxes	–	–

Net loss	$(550,602)	$(97,312)

Net profit (loss) per share, basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	35,787,669	7,768,511

See notes to financial statements

THUNDER ENERGIES CORPORATION

Statement of Changes in Stockholders’ Deficit

	Members’	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional paid in	Accumulated
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2018	$–	–	$–	–	$–	–	$–	–	$–	$–	$–	$–
Net income	–	–	–	–	–	–	–	–	–	–	(97,312)	(97,312)
Balance, December 31, 2019	$–	–	$–	–	$–	–	$–	–	$–	$–	$(97,312)	$(97,312)

Balance, December 31, 2019	$–	–	$–	–	$–	–	$–	–	$–	$–	$(97,312)	$(97,312)
Acquisition of Common shares in exchange for due to related party	(750,000)	–	–	–	–	–	–	–	–	–	–	(750,000)
Debt discount issued in conjunction with debt	–	–	–	–	–	–	–	–	–	820,000	–	820,000
Issued common shares for acquisition	–	–	–	–	–	–	–	60,000,000	60,000	–	–	60,000
Issued common shares for services	–	–	–	–	–	–	–	195,480	195	33,037	–	33,232
Conversion of debt to common stock	–	–	–	–	–	–	–	3,500,000	3,500	31,500	–	35,000
Expenses paid by shareholder	–	–	–	–	–	–	–	–	–	47,586	–	47,586
Members’ distribution	(588,191)	–	–	–	–	–	–	–	–	–	–	(588,191)
Acquisition of business	1,338,191	50,000,000	50,000	5,000	5	10,000	10	12,645,255	12,645	(1,811,435)	–	(410,584)
Net income	–	–	–	–	–	–	–	–	–	–	(550,602)	(550,602)
Balance, December 31, 2020	$–	50,000,000	$50,000	5,000	$5	10,000	$10	76,340,735	$76,340	$(879,312)	$(647,914)	$(1,400,871)

See notes to financial statements

THUNDER ENERGIES CORPORATION

Statements of Cash Flows

	For the Years Ended December 31,
	2020	2019

Cash flows from operating activities:
Net income	$(550,602)	$(97,312)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	11,854	1,623
Amortization expense	5,695	–
Accretion of debt discount	187,293	–
Change in fair value of derivative liability	21,445	–
Common stock issued for services	33,232	–
Gain on conversion of convertible notes payable	(58,771)	–
Bad debt expense	–	29,548
Changes in operating assets and liabilities:
Accounts receivable, net	42,608	(140,559)
Inventories, net	(111,106)	(57,364)
Prepaid expenses	(126,168)	(19,382)
Other current assets	(24,799)	–
Accounts payable	(80,936)	233,082
Customer advance payments	448,422	73,836
Accrued interest	359,562	–
Other current liabilities	71,703	8,328
Net cash provided by operating activities	229,432	31,800

Cash flows from investing activities:
Purchase of intangible assets	(77,550)	–
Purchases of equipment	(162,675)	(15,740)
Net cash used in investing activities	(240,225)	(15,740)

Cash flows from financing activities:
Proceeds from loan payable to shareholder	110,868	23,000
Repayments of loan payable to shareholder	(42,463)	(3,000)
Proceeds from short term notes payable	201,035	–
Repayments of short term notes payable	(20,000)	–
Proceeds from short term notes payable - related party	284,744	–
Repayments of short term notes payable - related party	(549,257)	–
Proceeds from long term convertible notes payable	820,000	–
Non-cash acquisition	(732,691)	–
Net cash provided by financing activities	72,236	20,000
Net increase in cash	61,443	36,060

Cash at beginning of period	36,060	–
Cash at end of period	$97,503	$36,060

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Acquisition of common shares	$750,000	$–
Debt discount issued in conjunction with debt	$820,000	$–
Common stock issued in conjunction with convertible notes payable	35,000	–
Common shares issued for acquisition	$60,000	$–
Expenses paid by shareholder	$47,586	$–

See notes to financial statements

THUNDER ENERGIES CORPORATION

Notes to Financial Statements

For the Years Ended December 31, 2020 and 2019

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

The membership Interest Purchase Agreement is treated as an asset acquisition by the Company for financial accounting purposes. Nature is considered the acquirer for accounting purposes, and the historical financial statements of Nature, before the membership exchange will replace the historical financial statements of TNRG before the membership exchange and in all future filings with the SEC.

Immediately following the Interest Purchase Agreement, the business of Nature became TNRG’s main operation. Nature is the premier source of turnkey CBD and Hemp extract solutions. The Company was formed on January 19, 2019.

Description of Business, Principal Products, Services

Nature Consulting, LLC’s Mission

Our mission is to be the leading seed-to-sale manufacturer and supplier of high-quality CBD products in the industry. We have identified the following issues as our critical drivers:

1.	Strong Research and Development- The Nature team is focused on delivering cutting edge, innovative research and development practices that keep it ahead of the competition while it focuses on creating new and exciting formulations, extraction methods, and product categories.
2.	Quality Products & Processes- Nature’s products are manufactured using only the best ingredients meeting the highest specifications for purity, potency, and quality, ensuring consistency in its premium CBD and hemp.
3.	Supply Chain Control- Nature controls the entire production process, from the farm to the final process. By managing every step along the way, the Company ensures a streamlined, seamless, reliable supply chain.

Nature Consulting, LLC’s Product Portfolio

On August 14, 2020, the Company announced the closing of the acquisition of Nature Consulting (“Nature”). Nature manufactures, markets and distributes U.S. hemp-derived supplements and cosmetic products through e-commerce and wholesale distribution in the U.S. under the brand The Hemp Plug. Nature is an innovative leader in quality extraction and sourcing, expert brand building, and targeted marketing for retailers and wholesalers throughout the world. From customization to order fulfillment to brand development and label design, THP provides guided support every step of the way through tailored business strategy. It features the largest collection of customizable CBD and hemp products on the market.

The Company is committed to building a portfolio of iconic brands that responsibly elevate the consumer experience.

In the U.S., the Company markets and distributes solely U.S. hemp-derived supplements and cosmetics products through e-commerce and wholesale distribution under the brands The Hemp Plug.

The Company sells a variety of CBD and hemp products, including hemp flower, pre-rolls and hemp extracts (in the form of tinctures and vaporizers), U.S. hemp-derived supplements, and cosmetics through wholesale and direct-to-client channels.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $648,000 and $97,000 at December 31, 2020 and 2019, respectively, had a working capital deficit of $1,569,000 and $216,000 at December 31, 2020 and 2019, respectively, had a net losses of approximately $551,000 and $97,000 for the years ended December 31, 2020 and 2019, respectively, and net cash provided by operating activities of approximately $229,000 and $32,000 for the years ended December 31, 2020 and 2019, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: inventory valuation, common stock valuation, the recoverability of intangibles, derivative valuation, and lease asset amortization. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

Accounts Receivable

Accounts receivable are non-interest-bearing obligations due under normal course of business. Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company has an allowance for doubtful accounts of $14,350 and $29,548 as of December 31, 2020 and 2019, respectively.

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

The unaudited computation of income taxes included in the Consolidated Statements of Operations, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. Taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented.

Income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Consolidated Balance Sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The likelihood that its deferred tax assets will be recovered from future taxable income must be assessed and, to the extent that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance in a period are recorded through the income tax provision in the Consolidated Statements of Operations.

ASC 740-10-30 was adopted from the date of its inception. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s consolidated financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, and currently, the Company does not have a liability for unrecognized income tax benefits.

Advertising and Marketing Costs

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. Advertising and marketing expense was $866,779 and $293,601 for the years ended December 31, 2020 and 2019, respectively.

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

A description of our principal revenue generating activities are as follows:

Other sales – The Company offers consumer products through its online websites. During the years ended December 31, 2020 and 2019, the Company recorded retail sales of $4,620,105 and $2,204,316, respectively.

Mask sales – As a result of the COVID 19 pandemic, in 2020, the Company entered into the sale of KN95 masks but had to dispose of them at a loss. During the years ended December 31, 2020 and 2019, the Company recorded mask sales of $3,054,201 and $0, respectively.

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

Revenue is recognized when the product is shipped to the customer, provided that collection of the resulting receivable is reasonably assured. The Company primarily provides for no credit terms as it collects a deposit of 50% upon order and requires the remaining 50% be paid before the order is shipped. When credit terms are granted, terms of up to 120 days are provided, based on credit evaluations. Allowances, though not material, has been provided for uncollectible accounts. Management has evaluated the receivables and believes they are collectible based on the nature of the receivables, historical experience of credit losses, and all other currently available evidence. Discounts are recorded as a reduction of the transaction price. Revenue excludes any amounts collected on behalf of third parties, including sales taxes.

Customer Advanced Payments

Customer advanced payments consists of customer orders paid in advance of the delivery of the order. Customer advanced payments are classified as short-term as the typical order ships within approximately three weeks of placing the order. Customer advanced payments are recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met. Customer advanced payments as of December 31, 2020 and 2019 were $522,258 and $73,836, respectively. Customer advanced payments are included in current liabilities in the accompanying Consolidated Balance Sheets.

Inventories

The Company manufactures its own products, made to order, and when completed are shipped to the customer. The Company's inventories are valued by the first-in, first-out ("FIFO") cost method and are stated at the lower of cost or net realizable value. The Company had inventories of $168,470 and $57,364, respectively, consisting of mostly finished goods as of December 31, 2020 and 2019, respectively.

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

Intangible Assets

Intangible assets consist primarily of developed technology – website. Our intangible assets are being amortized on a straight-line basis over a period of five years.

Impairment of Long-lived Assets

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There are no impairments as of December 31, 2020 and 2019.

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models.  If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future.

Leases

The Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease obligation. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. The Company’s lease arrangements generally do not provide an implicit interest rate. As a result, in such situations the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU assets and liabilities. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company has some lease agreements with lease and non-lease components, which are accounted for as a single lease component.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2020, the fair value of cash, accounts receivable, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities.

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

The derivatives are evaluated under the hierarchy of ASC 480-10, ASC Paragraph 815-25-1 and ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of the Level 3 financial instruments was performed internally by the Company using the Black Scholes valuation method.

The following table summarize the Company’s fair value measurements by level at December 31, 2020 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability	$–	$–	$124,180

The following table summarize the Company’s fair value measurements by level at December 31, 2019 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability	$–	$–	$–

Debt

The Company issues debt that may have separate warrants, conversion features, or no equity-linked attributes.

Debt with warrants – When the Company issues debt with warrants, the Company treats the warrants as a debt discount, records them as a contra-liability against the debt, and amortizes the discount over the life of the underlying debt as amortization of debt discount expense in the Consolidated Statements of Operations. When the warrants require equity treatment under ASC 815, the offset to the contra-liability is recorded as additional paid in capital in our balance sheet. When the Company issues debt with warrants that require liability treatment under ASC 815, such as a clause requiring repricing, the warrants are considered to be a derivative that is recorded as a liability at fair value.  If the initial value of the warrant derivative liability is higher than the fair value of the associated debt, the excess is recognized immediately as interest expense.  The warrant derivative liability is adjusted to its fair value at the end of each reporting period, with the change being recorded as expense or gain to Other (income) expense in the Consolidated Statements of Operations.  If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense.  The debt is treated as conventional debt.

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

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using the Black Scholes method upon the date of issuance. If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the Consolidated Statement of Operations. The debt discount is amortized through interest expense over the life of the debt.

Convertible debt – beneficial conversion feature – If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF”). A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible and is recorded as additional paid in capital and as a debt discount in the Consolidated Balance Sheet. The Company amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the statement of operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the Consolidated Statement of Operations.

If the conversion feature does not qualify for either the derivative treatment or as a BCF, the convertible debt is treated as traditional debt.

Earnings per Share

The computation of net profit (loss) per share included in the Consolidated Statements of Operations, represents the net profit (loss) per share that would have been reported had the Company been subject to ASC 260, “Earnings Per Share” as a corporation for all periods presented.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the common stock equivalents have not been included as they are anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	December 31, 2020	December 31, 2019
Options to purchase shares of common stock	–	–
Series A convertible preferred stock	50,000,000	50,000,000
Series B convertible preferred stock	5,000,000	–
Series C convertible preferred stock	10,000,000	–
Total potentially dilutive shares	65,000,000	50,000,000

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known loss contingencies as of December 31, 2020 and 2019.

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

There was one customer that accounted for 10% or more of total revenues, comprising 20% and 19%, for the years ended December 30, 2020 and 2019, respectively. There were three customers that accounted for 10% or more of accounts receivable, comprising 78%, at December 31, 2020. There were two customers that accounted for 10% or more of accounts receivable, comprising 81%, at December 31, 2019.

Seasonality

The business is not subject to seasonal fluctuations. However, as a result of the COVID 19 pandemic, in 2020, the Company entered into the sale of KN95 masks but had to dispose of them at a loss.

Major Suppliers

In producing our supplement products, we source our ingredients from our suppliers on an ongoing as-needed basis. the Company has not entered into any contracts that obligate us to purchase a minimum quantity or exclusively from any food service distributor. Our supplements are manufactured at our facilities in Hollywood, Florida.

The Company relies on a variety of suppliers. Should the relationship with an industry vendor be interrupted or discontinued, it is believed that alternate component suppliers could be identified to support the continued advancement of the Company.

There was one supplier that accounted for 10% or more of total expenditures, comprising 17%, for the fiscal year ended December 31, 2020. There were two suppliers that accounted for 10% or more of total expenditures, comprising 65%, for the fiscal year ended December 31, 2019. There were three suppliers that comprised 60% of accounts payable at December 31, 2020. There were two suppliers that comprised 95% of accounts payable at December 31, 2019.

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

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 – PROPERTY AND Equipment

Property and equipment consisted of the following as of:

	Estimated Life	December 31, 2020	December 31, 2019

Office equipment and furniture	5 years	$21,782	$9,316
Computer equipment	3 years	24,727	6,424
Machinery and equipment	5 years	17,415	–
Leasehold Improvements	Shorter of the estimated useful life or lease term	114,491	–
Accumulated depreciation		(13,477)	(1,623)
		$164,938	$14,117

Depreciation expense was $11,854 and $1,623 for the years ended December 31, 2020 and 2019, respectively, and is classified in general and administrative expenses in the Consolidated Statements of Operations.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Estimated Life	December 31, 2020	December 31, 2019

Website	5 years	$77,550	$–
Accumulated amortization		(5,695)	–
		$71,855	$–

Amortization
Year ending:	Expense
2021	$15,510
2022	15,510
2023	15,510
2024	15,510
Thereafter	9,815
Total amortization	$71,855

Amortization expense was $5,695 and $0 for the years ended December 31, 2020 and 2019, respectively, and is classified in general and administrative expenses in the Consolidated Statements of Operations.

NOTE 6 – DEBT TO FORMER SHAREHOLDER

On March 1, 2020, the members’ of Nature entered into the Ownership Interest Purchase Agreement (“Ownership Agreement”) whereby Yogev Shvo, a member of the Company, acquired the remaining 50% member ownership (“Seller”) giving Mr. Shvo 100% member ownership of the Company. As consideration for the Ownership Agreement, the Seller received a Promissory Note of $750,000. The Promissory Note bears interest at 15% per annum and matures March 1, 2022, as amended on June 30, 2021. During the year ended December 31, 2020, the Company made repayments of $484,257 for a balance of $265,743 under Due to Related Parties in the accompanying Balance Sheet at December 31, 2020. The Note is secured with the assets of the Company pursuant to a security agreement dated March 1, 2020. In addition, the Company’s CEO has personally guaranteed the Note.

The Company borrows funds from related parties for working capital purposes from time to time. The Company has recorded the principal balance due of $219,744 under Due to Related Parties in the accompanying Consolidated Balance Sheet at December 31, 2020. The Company received advances of $284,744 and made repayments of $65,000 during the year ended December 31, 2020. Advances are non-interest bearing and due on demand.

In April 2019, the Company entered into a Joint Venture with BH Cannpharm LLC creating BH Consulting LLC (a Delaware limited liability company) (“BH Consulting”) to produce and market CBD products under the brand name “The Hemp Plug”. On November 19, 2019, it was determined that BH Cannpharm was not performing in accordance with the member agreement, and therefore, the Company terminated the member agreement. As a result, the members of BH Consulting agreed to have the Company repay BH Cannpharm $157,500. During the years ended December 31, 2020 and 2019, the Company made repayments of $128,061 and $29,439, respectively, for a balance of $0 as of December 31, 2020.

NOTE 7 – LOANS PAYABLE

Economic Injury Disaster Loan

On May 14, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business.

Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the Company borrowed an aggregate principal amount of the EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 14, 2021 (twelve months from the date of the SBA Note) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company also received a $7,000 grant, which does not have to be repaid.  During the year ended December 31, 2020, $7,000 was recorded in Other Income in the Statements of Operations.

In connection therewith, the Company executed (i) a note for the benefit of the SBA (the “SBA Note”), which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default (the “SBA Security Agreement”).

Paycheck Protection Program Loan

On May 6, 2020, the Company executed a note (the “PPP Note”) for the benefit of TD Bank, N.A. (the “Lender”) in the aggregate amount of $51,065 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP is administered by the U.S. Small Business Administration (the “SBA”). The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of the PPP Note, the Company is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP Note (the “Maturity Date”). The PPP Note contains customary events of default relating to, among other things, payment defaults, making materially false or misleading representations to the SBA or the Lender, or breaching the terms of the PPP Note. The occurrence of an event of default may result in the repayment of all amounts outstanding under the PPP Note, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company. The PPP Note of $51,065 was repaid in February 2021.

Year ending:	PPP	EIDL	Total
2021	$51,065	$2,043	$53,078
2022	–	3,203	3,203
2023	–	3,327	3,327
2024	–	3,440	3,440
2025	–	3,588	3,588
Thereafter	–	134,399	134,399
Total liability	$51,065	$150,000	$201,035

NOTE 8 – LOAN PAYABLE TO SHAREHOLDER

The Company borrows funds from its shareholders from time to time for working capital purposes. As of December 31, 2019, the Company had outstanding borrowings of $20,000. During the year ended December 31, 2020, the Company had additional borrowings of $110,868 and made repayments of $62,463 for a balance of $68,405 at December 31, 2020. Advances are non-interest bearing and due on demand.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

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

On March 24, 2020, the note obligation of $120,766 held by Emry was partially sold, $35,000 of the face amount, to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of December 31, 2020.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020 and the Form 10-K for the year ended December 31, 2020, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note and recorded default interest totaling $86,566, as defined.

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

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature (“BCF”) and determined that the instrument does have a BCF. As such, the proceeds of the notes were allocated, based on fair values, as $220,000 to the debt discount. The debt discount is accreted over the term of the convertible notes to interest expense in the accompanying Consolidated Statements of Operations.

The principal balance due at December 31, 2020 is $220,000 and is presented as a long term liability of $30,438, net of unamortized debt discount of $189,562.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020 and the Form 10-K for the year ended December 31, 2020, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020 and the Form 10-K for the year ended December 31, 2020.

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

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature (“BCF”) and determined that the instrument does have a BCF. As such, the proceeds of the notes were allocated, based on fair values, as $600,000 to the debt discount. The debt discount is accreted over the term of the convertible notes to interest expense in the accompanying Consolidated Statements of Operations.

The principal balance due at December 31, 2020 is $600,000 and is presented as a long term liability of $62,466, net of unamortized debt discount of $537,534.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020 2020 and the Form 10-K for the year ended December 31, 2020, the Convertible Notes Payable were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020 and the Form 10-K for the year ended December 31, 2020.

Promissory Debenture

On February 15, 2020 and on May 14, 2020, the Company entered into Promissory Agreement and Convertible Debentures (“Promissory Debentures”) with Emry for a principal sum of $70,000 (which was paid in two tranches: $50,000, paid on February 15, 2020, and $20,000, paid in April 2020) and $48,000 (which was paid in three tranches: $23,000, paid on May 14, 2020, $15,000, paid on May 22, 2020, and $10,000, paid on June 8, 2020), respectively. The Promissory Debentures bear interest, both before and after default, at 15% per month, calculated and compounded monthly. At the election of the holder, at any time during the period between the date of issuance and the one year anniversary of the Promissory Debentures, the Promissory Debentures are convertible into shares of the Company’s common stock at a conversion price of $0.001 per share. In addition, the Promissory Debentures provide for an interest equal to 15% of TNRG annual sales, payable on the 2nd day following the date of issuance of the Company’s audited financial statements.

On June 24, 2020, Emry, holder of (i) Promissory Debentures in principal amount of $70,000 dated February 15, 2020, and (ii) that certain convertible promissory note in principal amount of $85,766 dated April 22, 2019, sold 50% of each (Promissory Debentures and convertible promissory note), including accrued and unpaid interest, fees and penalties, in separate transactions to third party companies, SP11 Capital Investments and E.L.S.R. CORP, Florida companies, such that SP11 Capital Investments and E.L.S.R. CORP each hold 50% of each respective debt instrument.

On October 4, 2020, SP11 converted $35,000 of its Promissory Debentures at $0.01 per share into 3,500,000 shares of the Company’s common stock.

The Company accounts for this embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded derivative liability of $102,735 and $0 during the years ended December 31, 2020 and 2019, respectively, recorded a change in derivative liability of $21,445 and $0 during the years ended December 31, 2020 and 2019, respectively and has $124,180 derivative liability as of December 31, 2020.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020 and the Form 10-K for the year ended December 31, 2020, the Promissory Debentures were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the $48,000 note related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020 and the Form 10-K for the year ended December 31, 2020. The $35,000 note provides for no default penalties.

NOTE 10 – STOCKHOLDERS’ EQUITY

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

On May 14, 2019, the Board of Directors of the Company approved Articles of Amendment to the Company’s Articles of Incorporation that provided for a 1 for 20 reverse stock-split of the Company’s Common Stock. The Company’s Articles of Amendment were filed with the Secretary of State of the State of Florida on May 17, 2019. All share and per share amounts contained in this Annual Report on Form 10-K and the accompanying Financial Statements have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

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

On January 9, 2020, Mina Mar (the “Purchaser”) acquired 50,000,000 shares of Series A Convertible Preferred Stock of the Company from Hadronic. At completion of the stock purchase the Purchaser owns approximately 98.6% of the fully diluted outstanding equity securities of the Company and approximately 99% of the voting rights for the outstanding equity securities. The purchase price of $94,766 for the Preferred Stock was paid by the assumption of a Company note obligation of $85,766 to Emry, with the balance paid in cash. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser. The purchase of the Preferred Stock was the result of a privately negotiated transaction and consummation of the purchase resulted in a change of control of the Company.

On March 24, 2020, Saveene (“Saveene”) acquired 50,000,000 shares of Series A Convertible Preferred Stock of the Company, from Mina Mar.  At the completion of the stock purchase, Saveene owns approximately 98.6% of the fully diluted outstanding equity securities of the Company and approximately 99% of the voting rights for the outstanding equity securities. The purchase price of $500,000 for the Preferred Stock was paid in cash. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of Saveene. The purchase of the Preferred Stock was the result of a privately negotiated transaction and consummation of the purchase resulted in a change of control of the Company.

On March 24, 2020, the Company held a meeting and voted to create two separate classes of preferred shares. Class “B” and class “C’ preferred shares. One class of shares B would be used to offer securitization for the watercraft while class C preferred shares would be used in conjunction with the securitization of air crafts.

Series B Convertible Preferred Stock was authorized for 10,000,000 shares of the “Company. Each share of Preferred Stock is entitled to one thousand (1,000) votes per share and at the election of the holder converts into one thousand (1,000) shares of Company common stock, so at the completion of the stock purchase, Saveene owns approximately 100% of the fully diluted outstanding equity securities of the Company and approximately 100% of the voting rights for the outstanding equity securities. The consideration for the purchase was provided to Saveene from the private funds of the principal of Saveene.

Series C Non-Convertible Preferred Stock was authorized for 10,000,000 shares of the Company. Each share of Preferred Stock is entitled to one thousand (1,000) votes per share and at the election of the holder. The series C is Non-Convertible Preferred Stock. Saveene owns approximately 100% of the fully diluted outstanding equity securities of the Company and approximately 100% of the voting rights for the outstanding equity securities. The consideration for the purchase was provided to Saveene from the private funds of the principal of Saveene.

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

NOTE 11 – OPERATING LEASES

The Company adopted ASC 842 as of December 31, 2019. The Company has an operating lease for the Company’s warehouse and office and accounts for this lease in accordance with ASC 842. Adoption of the standard resulted in the initial recognition of operating lease ROU asset of $344,203 and operating lease liability of $344,203 as of December 31, 2019.

Effective July 1, 2019, the Company’s customer service and distribution facility is located at 3017 Greene Street, Hollywood, Florida 33020. This facility is leased in monthly installments of approximately $10,319 plus Florida Sales Tax. The monthly rent shall be increased by four percent (4%) per annum each succeeding lease year.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Years ended December 31,

	2020	2019
Operating lease expense	$182,483	$64,422
Short term lease cost	$2,472	$–
Total lease expense	$184,954	$64,422

In accordance with ASC 842, other information related to leases was as follows:

Years ended December 31,	2020	2019
Operating cash flows from operating leases	$177,995	$64,422
Cash paid for amounts included in the measurement of lease liabilities	$177,995	$64,422

Weighted-average remaining lease term—operating leases	2.4 years	2.4 years
Weighted-average discount rate—operating leases	8%	8%

In accordance with ASC 842, maturities of operating lease liabilities as of December 31, 2020 were as follows:

Operating
Year ending:	Lease
2021	$236,228
2022	170,668
2023	106,815
Total undiscounted cash flows	$513,711

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	2 years
Weighted-average discount rate	8%
Present values	$468,693

Lease liabilities—current	207,762
Lease liabilities—long-term	260,931
Lease liabilities—total	468,693

Difference between undiscounted and discounted cash flows	$54,653

Operating lease cost was $182,502 and $64,422 for the years ended December 31, 2020 and 2019, respectively.

NOTE 12 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 6, 8, and 10, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

On July 16, 2020, Yogev Shvo, an individual and the member of Nature, entered into a joint venture, Flower Top Wellness LLC, with YCA Group LLC to create four (4) lines of brand name CBD products. The joint venture was terminated on November 11, 2020. The joint venture purchased a total of approximately $150,000 of the Company’s products.

NOTE 13 – INCOME TAXES

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

At December 31, 2020, net operating loss carry forwards for Federal and state income tax purposes totaling approximately $324,000 available to reduce future income which, if not utilized, will begin to expire in the year 2040. There is no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

A reconciliation of the statutory income tax rates and the effective tax rate is as follows:

For the period from August 14, 2020 to December 31, 2020
Statutory U.S. federal rate	21.0%
State income tax, net of federal benefit	3.5%
Permanent differences	0.0%
Valuation allowance	(24.5)%

Provision for income taxes	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

December 31, 2020
Deferred tax assets:	$323,940
Net operating loss carry forwards	–
Stock based compensation	(323,940)
Valuation allowance
$–

Major tax jurisdictions are the United States and Florida. All of the tax years will remain open three and four years for examination by the Federal and state tax authorities, respectively, from the date of utilization of the net operating loss. There are no tax audits pending.

NOTE 14 – EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

Basic earnings (loss) per share are computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Basic and diluted earnings (loss) per share are the same since net losses for all periods presented and including the additional potential common shares would have an anti-dilutive effect.

The following table sets forth the computation of basic and diluted net income per share:

	Years Ended December 31,
	2020	2019
Net loss attributable to the common stockholders	$(550,602)	$(97,312)

Basic weighted average outstanding shares of common stock	35,787,669	7,768,511
Dilutive effect of options and warrants	–	–
Diluted weighted average common stock and common stock equivalents	35,787,669	7,768,511

Loss per share:
Basic and diluted	(0.02)	(0.01)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On April 24, 2019, we entered into a 3 year lease, commencing July 1, 2019, for 9,525 square feet of office/ warehouse space located at 3017 Greene Street, Hollywood, Florida. The rent per month is $10,319 with rent increasing three percent each year. The rent for 2020 and 2019 was $128,844 and $64,422, respectively, and the lease expires on June 30, 2022.

On June 24, 2020, we entered into a 42 month lease, commencing July 1, 2020, for our sales office space located at 3323 NE 163rd Street, Suite 405, North Miami Beach, Florida. The rent per month is $8,266 with rent increasing three percent each year. The rent for 2020 and 2019 was $51,543 and $0, and the lease expires on December 31, 2023.

Legal

From time to time, various lawsuits and legal proceedings may arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these, or other matters may arise from time to time that may harm our business. We are currently not aware of any legal proceedings or claims that it believes will have a material adverse effect on its business, financial condition or operating results except:

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

The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements. The Company is confident to obtain a summary judgement in their favor on the trade secret allegations and hence has not provided for any financial exposure. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

Guarantees

The Company's Promissory Note is collateralized by substantially all of the Company's assets and is personally guaranteed by the Company's CEO.

Employment Contracts

The Company has no employment contracts with its key employees.

NOTE 16 – SUBSEQUENT EVENTS

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

