Form 10-Q
period 2021-03-31
Thunder Energies Corp
filed 2021-08-12
CIK 1524872

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 000-54464

THUNDER ENERGIES CORPORATION
(Exact Name of Registrant as specified in its charter)

Florida	45-1967797
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

3017 Greene St., Hollywood, FL	33020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 786 686 0231

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

The number of shares outstanding of the issuer’s Common Stock, $0.001 par value, as of August 12, 2021 was 76,340,735 shares.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. For example, when we discuss our pursuit of strategic transactions including acquisitions, dispositions, capital raising and debt restructuring, that our revenues will increase in 2021, and that we intend to invest in sales, marketing, product development and innovation, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Thunder Energies Corporation are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our restated annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on August 2, 2021 and in this quarterly report on Form 10-Q. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.”

2

THUNDER ENERGIES CORPORATION

Quarterly Period Ended March 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

THUNDER ENERGIES CORPORATION

Condensed Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$45,882	$97,503
Accounts receivable, net of allowance of $20,319 and $14,350, respectively	187,418	68,403
Inventories, net	74,100	168,470
Prepaid expenses	87,500	202,050
Total current assets	394,900	536,426

Property and equipment, net	154,853	164.938
Intangible assets, net	67,978	71,855
Operating lease right-of-use assets, net	411,112	461,695
Other assets	24,799	24,799
Total assets	$1,053,642	$1,259,713

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$181,033	$152,146
Due to related party	485,487	485,487
Loan payable to shareholder	68,405	68,405
Customer advance payments	298,422	522,258
Derivative liability	120,330	124,180
Convertible notes payable, net of discount of $7,346 and $24,730, respectively	161,420	144,036
Current portion of operating lease liabilities	212,730	207,762
Accrued interest	555,892	374,443
Other current liabilities	34,956	26,997
Total current liabilities	2,118,675	2,105,714
Long-term liabilities:
Convertible notes payable, net of discount of $626,000 and $727,096, respectively	194,000	92,904
Long term notes payable	150,000	201,035
Operating lease liabilities, less current portion	206,369	260,931
Total long-term liabilities	550,369	554,870
Total liabilities	2,669,044	2,660,584

Commitments and contingencies	–

Stockholders' deficit
Preferred stock - Series A: $0.001 par value, 50,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Preferred stock - Series B: $0.001 par value, 10,000,000 authorized; 5,000 and 5,000 shares issued and outstanding, respectively	5	5
Preferred stock - Series C: $0.001 par value, 10,000,000 authorized; 10,000 and 10,000 shares issued and outstanding, respectively	10	10
Common stock: $0.001 par value 900,000,000 authorized; 76,340,735 and 76,340,735 shares issued and outstanding, respectively	76,340	76,340
Additional paid-in-capital	(879,312)	(879,312
Accumulated deficit	(862,445)	(647,914
Total stockholders' deficit	(1,615,402)	(1,400,871
Total liabilities and stockholders' deficit	$1,053,642	$1,259,713

See notes to financial statements

THUNDER ENERGIES CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Net revenues	$1,591,251	$963,963

Cost of sales	747,186	349,967

Gross Profit	844,065	613,996

Operating expenses:
Advertising and marketing expenses	150,585	118,742
General and administrative	611,932	301,536
Total operating expenses	762,517	420,278
Profit from operations	81,548	193,718

Other expense (income):
Change in derivative liability	(3,850)	–
Accretion of debt discount	118,480	–
Interest expense	181,449	9,687
Other expense	–	4,500
Total other expense	296,079	14,187

(Loss) profit before income taxes	(214,531)	179,531
Income taxes	–	–

Net (loss) profit	$(214,531)	$179,531

Net (loss) profit per share, basic and diluted	$(0.00)	$0.02

Weighted average number of shares outstanding
Basic and diluted	76,340,735	11,437,433

See notes to financial statements

THUNDER ENERGIES CORPORATION

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Members’	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional paid in	Accumulated
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, December 31, 2019	$–	–	$–	–	$–	–	$–	–	$–	$–	$–	$–
Acquisition of common shares in exchange for due to related party	(750,000)	–	–	–	––	–	–	–	–	–	–	(750,000)
Members’ distribution	(32,011)	–	–	–	–	–	–	–	–	–	–	(32,011)
Net income	–	–	–	–	–	–	–	–	–	–	179,531	179,531
Balance, March 31, 2020	$(782,011)	–	$–	–	$–	–	$–	–	$–	$–	$82,219	$(699,792)

Balance, December 31, 2020	–	50,000,000	50,000	5,000	5	10,000	10	76,340,735	76,340	(879,312)	(647,914)	(1,400,871)
Net loss	–	–	–	–	–	–	–	–	–	–	(214,531)	(214,531)
Balance, March 31, 2021	$–	50,000,000	$50,000	5,000	$5	10,000	$10	76,340,735	$76,340	$(879,312)	$(862,445)	$(1,615,402)

See notes to financial statements

THUNDER ENERGIES CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net (loss) income	$(214,531)	$179,531
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	22,158	1,388
Amortization expense	3,877	153
Accretion of debt discount	118,480	–
Change in fair value of derivative liability	(3,850)	–
Changes in operating assets and liabilities:
Accounts receivable, net	(119,015)	(38,595)
Inventories, net	94,370	(10,183)
Prepaid expenses	114,550	19,382
Accounts payable	28,887	(146,732)
Customer advance payments	(223,836)	159,473
Accrued interest	181,449	9,688
Other current liabilities	8,948	15,912
Net cash provided by operating activities	11,487	190,017

Cash flows from investing activities:
Purchase of intangible assets	–	(9,150)
Purchases of equipment	(12,073)	(7,787)
Net cash used in investing activities	(12,073)	(16,937)

Cash flows from financing activities:
Due from related party	–	59,000
Repayments of loan payable to shareholder	–	(20,000)
Repayments of short term notes payable	(51,035)	–
Contributions to members, net	–	(32,011)
Net cash (used in) provided by financing activities	(51,035)	6,989

Net (decrease) increase in cash	(51,621)	180,069

Cash at beginning of period	97,503	36,060
Cash at end of period	$45,882	$216,129

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Acquisition of common shares in exchange for due to related party	$–	$750,000

See notes to financial statements

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

(Unaudited)

For the Three Months Ended March 31, 2021 and 2020

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

The membership Interest Purchase Agreement will be treated as a reverse acquisition by the Company for financial accounting purposes.  Nature will be considered the acquirer for accounting purposes, and the historical financial statements of Nature, before the membership exchange will replace the historical financial statements of TNRG before the membership exchange and in all future filings with the SEC.

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

NOTE 2 – Basis of Presentation

The accompanying interim unaudited condensed financial statements (“Interim Financial Statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020 included in the Form 10-K filed with the SEC on August 2, 2021. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

Going Concern

The Company had an accumulated deficit of approximately $862,000 at March 31, 2021, had a working capital deficit of approximately $1,724,000 at March 31, 2021, had net loss of approximately $215,000 and a net profit of approximately $180,000 for the three months ended March 31, 2021 and 2020, respectively, and net cash provided by operating activities of approximately $11,000 and $190,000 for the three months ended March 31, 2021 and 2020, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounts Receivable

Accounts receivable are non-interest-bearing obligations due under normal course of business. Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company has an allowance for doubtful accounts of $20,319 and $14,350 as of March 31, 2021 and December 31, 2020, respectively.

Cash Flows Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category. The Company uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

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

Advertising and Marketing Expenses

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. Advertising and marketing expense was $150,585 and $118,742, the three months ended March 31, 2021 and 2020, respectively.

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

A description of our principal revenue generating activities are as follows:

Sales – The Company offers consumer CBD and hemp products through its online websites. During the three months ended March 31, 2021 and 2020, the Company recorded sales of $1,591,251 and $716,463, respectively.

Mask sales – As a result of the COVID 19 pandemic, in 2020, the Company entered into the sale of KN95 masks but had to dispose of them at a loss. During the three months ended March 31, 2021 and 2020, the Company recorded mask sales of $0 and $247,500, respectively.

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

Customer Advance Payments

Customer advance payments consists of customer orders paid in advance of the delivery of the order. Customer advance payments are classified as short-term as the typical order ships within approximately three weeks of placing the order. Customer advance payments are recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met. Customer advance payments were $298,422 and $522,258, as of March 31, 2021 and December 31, 2020, respectively, which were recognized as revenue during the subsequent period. Customer advance payments are included in current liabilities in the accompanying condensed consolidated Balance Sheets.

Inventories

The Company manufactures its own products made to order and when completed are shipped to the customer. The Company's inventories are valued by the first-in, first-out ("FIFO") cost method and are stated at the lower of cost or net realizable value. The Company had inventory of $74,100 and $168,470, mostly consisting of raw materials, as of March 31, 2021 and December 31, 2020, respectively.

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

Impairment of Long-lived Assets

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There are no impairments as of March 31, 2021 and December 31, 2020.

Our impairment analysis requires management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models.  If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2021, the fair value of accounts receivable, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The derivatives are evaluated under the hierarchy of ASC 480-10, ASC Paragraph 815-25-1 and ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of the Level 3 financial instruments was performed internally by the Company using Black-Scholes valuation method.

The following table summarize the Company’s fair value measurements by level at March 31, 2021 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability	$–	$–	$120,330

The following table summarize the Company’s fair value measurements by level at December 31, 2020 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability	$–	$–	$124,180

Debt

The Company issues debt that may have separate warrants, conversion features, or no equity-linked attributes.

Debt with warrants – When the Company issues debt with warrants, the Company treats the warrants as a debt discount, record as a contra-liability against the debt, and amortize the balance over the life of the underlying debt as amortization of debt discount expense in the statements of operations.  When the warrants require equity treatment under ASC 815, the offset to the contra-liability is recorded as additional paid in capital in our balance sheet.  When the Company issues debt with warrants that require liability treatment under ASC 815, such as a clause requiring repricing, the warrants are considered to be a derivative that is recorded as a liability at fair value.  If the initial value of the warrant derivative liability is higher than the fair value of the associated debt, the excess is recognized immediately as interest expense.  The warrant derivative liability is adjusted to its fair value at the end of each reporting period, with the change being recorded as expense or gain to Other (income)/ expense in the Statements of Operations. If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the statement of operations. The debt is treated as conventional debt.

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

Earnings (Loss) per Share

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	March 31, 2021	December 31, 2020
Options to purchase shares of common stock	–	–
Series A convertible preferred stock	50,000,000	50,000,000
Series B convertible preferred stock	5,000,000	5,000,000
Series C convertible preferred stock	10,000,000	10,000,000
Total potentially dilutive shares	65,000,000	65,000,000

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of March 31, 2021 and December 31, 2020.

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

There was one customer that accounted for 10% or more of total revenues, comprising of 14.7% and 21.9%, for the three months ended March 31, 2021 and 2020, respectively. There were three customers that accounted for 10% or more of accounts receivable, aggregating 44.8% and 78% at March 31, 2021 and December 31, 2020, respectively.

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

There were no suppliers that accounted for 10% or more of total expenditures for the three months ended March 31, 2021 and 2020. There were two suppliers that accounted for 41.9% of accounts payable at March 31, 2021 and three suppliers that accounted for 60.0% of accounts payable at December 31, 2020.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes, while also clarifying and amending existing guidance, including interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU No. 2019-12 in the first quarter of fiscal 2021, coinciding with the standard’s effective date, and the impact from this standard was immaterial.

At the beginning of the first quarter of 2021, the Company adopted the Financial Accounting Standards Board’s Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments. The Company adopted ASU 2016-13 utilizing the modified retrospective transition method. The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements.

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 – PROPERTY AND Equipment

Property and Equipment consisted of the following as of:

	Estimated Life	March 31, 2021	December 31, 2020
Office equipment and furniture	5 years	$24,482	$21,782
Computer equipment	3 years	24,727	24,727
Machinery and equipment	5 years	21,690	17,415
Leasehold Improvements	Shorter of the estimated useful life or lease term	119,589	114,491
Accumulated depreciation		(35,635)	(13,477)
		$154,853	$164,938

Depreciation expense was $22,158 and $1,388 for the three months ended March 31, 2021 and 2020, respectively, and is classified in general and administrative expenses in the Statements of Operations.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Estimated Life	March 31, 2021	December 31, 2020

Website	5 years	$77,550	$77,550
Accumulated amortization		(9,572)	(5,695)
		$67,978	$71,855

Amortization
Year ending:	Expense
2021 (remaining nine months)	$11,633
2022	15,510
2023	15,510
2024	15,510
2025	9,815
Total amortization	$67,978

Amortization expense was $3,877 and $153 for the three months ended March 31, 2021 and 2020, respectively, and is classified in general and administrative expenses in the Statements of Operations.

NOTE 6 – DEBT TO FORMER SHAREHOLDER

On March 1, 2020, the members of Nature entered into the Ownership Interest Purchase Agreement (“Ownership Agreement”) whereby Yogev Shvo, a member of the Company, acquired the remaining 50% member ownership (“Seller”) giving Mr. Shvo 100% member ownership of the Company. As consideration for the Ownership Agreement, the Seller received a Promissory Note of $750,000. The Promissory Note bears interest at 15% per annum and matures March 1, 2022, as amended on June 30, 2021. During the three months ended March 31, 2021, the Company made no repayments and has a balance of $265,743 under Due to Related Parties in the accompanying Balance Sheet at March 31, 2021. The Note is secured with the assets of the Company pursuant to a security agreement dated March 1, 2020. In addition, the Company’s Chairman has personally guaranteed the Note.

The Company borrows funds from related parties for working capital purposes from time to time. The Company has recorded the principal balance due of $219,744 under Due to Related Parties in the accompanying Balance Sheet at March 31, 2021. The Company received no advances and made no repayments for the three months ended March 31, 2021. Advances are non-interest bearing and due on demand.

NOTE 7 – LOANS PAYABLE

Economic Injury Disaster Loan

On May 14, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business.

Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the Company borrowed an aggregate principal amount of the EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 14, 2021 (twelve months from the date of the SBA Note) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company also received a $7,000 grant, which does not have to be repaid, was recorded in Other Income in the Statements of Operations in April 2020.

In connection therewith, the Company executed (i) a note for the benefit of the SBA (the “SBA Note”), which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default (the “SBA Security Agreement”).

Paycheck Protection Program Loan

On May 6, 2020, the Company executed a note (the “PPP Note”) for the benefit of TD Bank, N.A. (the “Lender”) in the aggregate amount of $51,065 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP is administered by the U.S. Small Business Administration (the “SBA”). The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of the PPP Note, the Company is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP Note. The PPP Note of $51,065 was repaid in February 2021.

Year ending:	Total (EIDL only)
2021 (remaining nine months)	$2,043
2022	3,203
2023	3,327
2024	3,440
2025	3,588
Thereafter	134,399
Total liability	$150,000

NOTE 8 – LOAN PAYABLE TO SHAREHOLDER

The Company borrows funds from shareholders from time to time for working capital purposes. During the three months ended March 31, 2021, the Company had no additional borrowings and made no repayments for a balance of $68,405 at March 31, 2021. Advances are non-interest bearing and due on demand.

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

On March 24, 2020, the note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of March 31, 2021.

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $102,735, recorded a change in derivative liability of $3,850 and $0 during the three ended March 31, 2021 and 2020, respectively and has $120,330 of unamortized debt discount remaining as of March 31, 2021.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three month period ended March 31, 2021, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note and recorded default interest totaling $7,400, as defined for the three months period ended March 31, 2021. No default interest was recorded for the three months period ended March 31, 2020.

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

The principal balance due at March 31, 2021 is $220,000 and is presented as a long term liability in the balance sheet of $57,562, net of unamortized debt discount of $162,438.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three month period ended March 31, 2021, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three month period ended March 31, 2021. Therefore, no default interest has been accrued in these financial statements.

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

The principal balance due at March 31, 2022 is $600,000 and is presented as a long term liability in the balance sheet of $136,438, net of unamortized debt discount of $463,562.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three month period ended March 31, 2021, the Convertible Notes Payable were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three month period ended March 31, 2021. Therefore, no default interest has been accrued in these financial statements.

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

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three month period ended March 31, 2021, the Promissory Debentures were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the $48,000 note related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three month period ended March 31, 2021. The $35,000 note provides for no default penalties.

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

On March 24, 2020, Saveene (“Saveene”) acquired 50,000,000 shares of Series A Convertible Preferred Stock of Company, from Mina Mar. Each share of Preferred Stock is entitled to fifteen (15) votes per share and at the election of the holder converts into ten (10) shares of Company common stock, so at the completion of the stock purchase, the Purchaser owns approximately 98.6% of the fully diluted outstanding equity securities of the Company and approximately 99% of the voting rights for the outstanding equity securities. The purchase price of $500,000 for the Preferred Stock was paid in cash. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser. The purchase of the Preferred Stock was the result of a privately negotiated transaction and consummation of the purchase resulted in a change of control of the Company.

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

Effective July 1, 2020, the Company’s customer sales office space is located at 3323 NE 163rd Street, Suite 405, North Miami Beach, Florida. This facility is leased in monthly installments of approximately $8,266 plus Florida Sales Tax. The monthly rent shall be increased by three percent (3%) per annum each succeeding lease year. Effective January 1, 2021, the Company entered into sublease arrangement with a third party for the remaining term of the lease whereby the sublessee is to pay the monthly rent on behalf of the Company to the Head Lessor or to the Company for further payment.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Three Months ended March 31,
	2021	2020
Operating lease expense	$59,240	$32,211
Short term lease cost	$225	$449
Total lease expense	$59,465	$32,660
Less: Rental income through sub-lease	$(25,024)	$–
Net lease expense	$34,441	$32,660

In accordance with ASC 842, other information related to leases was as follows:

Three Months ended March 31,	2021	2020
Operating cash flows from operating leases	$58,251	$30,956
Cash paid for amounts included in the measurement of lease liabilities	58,251	30,956

Weighted-average remaining lease term – operating leases	2.20 years	2.25 years
Weighted-average discount rate – operating leases	8%	8%

In accordance with ASC 842, maturities of operating lease liabilities as of March 31, 2021 were as follows:

Year ending:	Operating Lease
2021 (remaining nine months)	$177,978
2022	170,668
2023	106,814
Total undiscounted cash flows	$455,460

Reconciliation of lease liabilities:
Weighted-average remaining lease term	2.20 years
Weighted-average discount rate	8%
Present value	$419,099

Lease liabilities - current	$212,730
Lease liabilities - long-term	206,369
Lease liabilities - total	$419,099

Difference between undiscounted and discounted cash flows	$36,361

Operating lease cost was $59,240 and $32,211 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 12 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 6, 7, 8, and 10, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

NOTE 13 – EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

Basic and diluted earnings (loss) per share are the same since net losses for all periods presented and including the additional potential common shares would have an anti-dilutive effect.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2021	2020

Net (loss) profit attributable to the common stockholders	$(214,531)	$179,531

Basic weighted average outstanding shares of common stock	76,340,735	11,437,433
Dilutive effect of options and warrants	–	–
Diluted weighted average common stock and common stock equivalents	76,340,735	11,437,433

(Loss) profit per share:
Basic and diluted	$(0.00)	$0.02

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On April 24, 2019, we entered into a 3 year lease, commencing July 1, 2019, for 9,525 square feet of office/ warehouse space located at 3017 Greene Street, Hollywood, Florida. The rent per month is $10,319 with rent increasing three percent each year. The rent for the three months ended March 31, 2021 and 2020 was $32,211 and $32,211, respectively, and the lease expires on June 30, 2022.

On June 24, 2020, we entered into a 42 month lease, commencing July 1, 2020, for our sales office space located at 3323 NE 163rd Street, Suite 405, North Miami Beach, Florida. The rent per month is $8,266 with rent increasing three percent each year. The rent for the three months ended March 31, 2021 and 2020 was $25,771 and $0, and the lease expires on December 31, 2023. Effective January 1, 2021, the Company entered into sublease arrangement whereby the sublessee is to pay the monthly rent on behalf of the Company. The sublessee paid rent of $25,054 and $0 for the three months ended March 31, 2021 and 2020, respectively.

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

NOTE 15 – SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Energies Corporation for the period ended March 31, 2021 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

On March 24, 2020, the note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of March 31, 2021.

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $102,735, recorded a change in derivative liability of $3,850 and $0 during the three ended March 31, 2021 and 2020, respectively and has $120,330 of unamortized debt discount remaining as of March 31, 2021.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three month period ended March 31, 2021, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note and recorded default interest totaling $7,400, as defined for the three months period ended March 31, 2021. No default interest was recorded for the three months period ended March 31, 2020.

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

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three month period ended March 31, 2021, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three month period ended March 31, 2021. Therefore, no default interest has been accrued in these financial statements.

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

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three month period ended March 31, 2021, the Convertible Notes Payable were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three month period ended March 31, 2021. Therefore, no default interest has been accrued in these financial statements.

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

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three month period ended March 31, 2021, the Promissory Debentures were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the $48,000 note related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three month period ended March 31, 2021. The $35,000 note provides for no default penalties.

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

Number Of Total Employees And Number Of Full-Time Employees

At this time, the Company has 26 full time employees and no persons working part time in various functions.

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

A description of our principal revenue generating activities are as follows:

Other sales – The Company offers consumer CBD and hemp products through its online websites. During the three months ended March 31, 2021 and 2020, the Company recorded other sales of $1,591,251 and $716,463, respectively.

Mask sales – As a result of the COVID 19 pandemic, in 2020, the Company entered into the sale of KN95 masks but had to dispose of them at a loss. During the three months ended March 31, 2021 and 2020, the Company recorded mask sales of $0 and $247,500, respectively.

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

Results of Operations

Results of Operations for the Three Months ended March 31, 2021 and 2020.

The following discussion represents a comparison of our results of operations for the three months ended March 31, 2021 and 2020.  The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Net revenues	$1,591,251	$963,963
Cost of sales	747,186	349,967
Gross Profit	844,065	613,996

Operating expenses	762,517	420,278
Other expense	296,079	14,187
Net (loss) profit before income taxes	$(214,531)	$179,531

Net Revenues

Net revenues increased by $627,288, or 65.1%, to $1,591,251 for the three months ended March 31, 2021 from $963,963 for the three months ended March 31, 2020. The increase in revenue is primarily the result of an increase in customer purchases of our other products of $874,788 or 122.1%, to $1,591,251 for the three months ended March 31, 2021 from $716,463 for the three months ended March 31, 2020 and a decrease in mask sales of $247,500, or 100.0%, to $0 for the three months ended March 31, 2021 from $247,500 for the three months ended March 31, 2020. As a result of the COVID 19 pandemic, in 2020, the Company entered into the sale of KN95 masks but had to dispose of them at a loss.

Cost of Sales

Cost of sales increased by $397,219, or 113.5%, to $747,186 for the three months ended March 31, 2021 from $349,967 for the three months ended March 31, 2020. As a percentage of revenue, other products cost of sales was 47.0% and 36.3% resulting in a gross margin of 53.0% and 63.7% for the three months ended March 31, 2021 and 2020, respectively, primarily due to reduced cost of retail products, offset partially by the increase in revenue and a reclassification of manufacturing labor to cost of sales from operating expenses. The increased cost of other products was a result of a transition from purchasing manufactured products from suppliers in 2019 to producing our own products in 2020 and a reclassification of manufacturing labor to cost of sales from operating expenses. As a percentage of revenue, mask cost of sales was 0% and 84.0% resulting in a gross margin of 0% and 16.0% for the three months ended March 31, 2021 and 2020, respectively.

Operating expenses

Operating expenses increased by $342,239, or 81.4%, to $762,517 for the three months ended March 31, 2021 from $420,278 for the three months ended March 31, 2020 primarily due to increases in marketing costs of $31,843, investor relations costs of $1,200, depreciation and amortization costs of $24,495, professional fees of $95,052, compensation costs of $141,014, operating lease costs of $2,230, bad debt expense of $5,969, shipping charges of $32,335, and general and administration costs of $30,856, offset partially by decreases in consulting costs of $6,266 and travel expenses of $16,489, as a result of reorganizing our administrative infrastructure, primarily employee costs, and refocusing our marketing initiatives to generate sales growth.

For the three months ended March 31, 2021, we had marketing expenses of $150,585 and general and administrative expenses of $611,932 primarily due to compensation costs of $257,134, consulting costs of $33,000, travel expenses of $4,803, operating lease costs of $34,441, professional fees of $96,052, depreciation and amortization costs of $26,036, investor relations costs of $1,200, shipping charges of $58,388, bad debt expense of $5,969, and general and administration costs of $94,909, as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the three months ended March 31, 2020, we had marketing expenses of $118,742 and general and administrative expenses of $301,536 primarily due to compensation costs of $116,120, consulting costs of $39,266, travel expenses of $21,292, operating lease costs of $32,211, professional fees of $1,000, depreciation and amortization costs of $1,541, shipping charges of $26,053, and general and administration costs of $64,053, as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

Other Expense

Other expense for the three months ended March 31, 2021 totaled $296,079 primarily due to interest expense in conjunction with debt discount of $118,480, the change in derivative liability of $3,850, and interest expense on notes payable of $181,449. Other expense for the three months ended March 31, 2020 totaled $14,187 primarily due to interest expense on notes payable of $9,687, and other expense of $4,500.

Net (loss) profit before income taxes

Net loss before income taxes for the three months ended March 31, 2021 totaled $214,531 primarily due to revenue of $1,591,251 and (increases/decreases) in compensation costs, professional fees, consulting costs, marketing costs, investor relations costs, operating lease costs, shipping charges, travel costs, and general and administration costs compared to a net profit of $179,531 for the three months ended March 31, 2020 primarily due to revenue of $963,963 and (increases/decreases) in compensation costs, professional fees, consulting costs, marketing costs, operating lease costs, investor relations costs, shipping charges, travel costs, and general and administration costs.

Assets and Liabilities

Assets were $1,053,642 as of March 31, 2021. Assets consisted primarily of cash of $45,882, accounts receivable of $187,418, net of allowance of $20,319, inventories of $74,100, prepaid expenses of $87,500, equipment of $154,853, intangible assets of $67,978, operating lease right-of-use assets of $411,112, and other assets of $24,799. Liabilities were $2,669,044 as of March 31, 2021. Liabilities consisted primarily of accounts payable of $181,033, due to related party of $485,487, loan payable to shareholder of $68,405, customer advance payments of $298,422, derivative liability of $120,330, accrued interest of $555,892, long term notes payable of $150,000, convertible notes payable of $355,420, net of unamortized debt discount of $633,346, operating lease liabilities of $419,099, and other current liabilities of $34,956.

Liquidity and Capital Resources.

General – Overall, we had a decrease in cash flows of $51,621 in the three months ended March 31, 2021 resulting from cash provided by operating activities of $11,487, cash used in investing activities of $12,073, and cash used in financing activities of $51,035.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net cash provided by (used in):
Operating activities	$11,487	$190,017
Investing activities	(12,073)	(16,937)
Financing activities	(51,035)	6,989
Net increase (decrease) in cash	$(51,621)	$180,069

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Cash Flows from Operating Activities – For the three months ended March 31, 2021, net cash provided by operating activities was $11,487. Net cash used in operations was primarily due to a net loss of $214,531, and the changes in operating assets and liabilities of $85,353, primarily due to the net changes in accrued interest of $181,449, inventories of $94,370, prepaid expenses of $114,550, accounts payable of $28,887, and other current liabilities of $8,948, offset primarily by the change in accounts receivable of $119,015, and customer advance payments of $223,836. In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net profit from the accretion of the debt discount of $118,480, depreciation expense of $22,158, and amortization expense of $3,877, offset primarily by the change in derivative liability of $3,850.

For the three months ended March 31, 2020, net cash used in operating activities was $190,017. Net cash used in operations was primarily due to a net profit of $179,531, and the changes in operating assets and liabilities of $8,945, primarily due to a net increase in accrued interest of $9,688, prepaid expenses of $19,382, customer advance payments of $159,473, and other current liabilities of $15,912, offset primarily by the change in accounts receivable of $38,595, inventories of $10,183, and accounts payable of $146,732. In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net loss from depreciation expense of $1,388, and amortization expense of $153.

Cash Flows from Investing Activities – For the three months ended March 31, 2021, net cash used in investing activities was $12,073 due to purchases of equipment. For the three months ended March 31, 2020, net cash used in investing activities was $16,937 due to purchases of equipment and intangible assets.

Cash Flows from Financing Activities – For the three months ended March 31, 2021, net cash used in financing activities was $51,035 due to repayments of short term notes payable. For the three months ended March 31, 2020, net cash provided by financing activities was $6,989 due to related party of $59,000, offset primarily by repayments of loan payable to shareholder of $20,000, and contributions to members, net of $32,011.

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

Due to Former Shareholder

On March 1, 2020, the members of Nature entered into the Ownership Interest Purchase Agreement (“Ownership Agreement”) whereby Yogev Shvo, a member of the Company, acquired the remaining 50% member ownership (“Seller”) giving Mr. Shvo 100% member ownership of the Company. As consideration for the Ownership Agreement, the Seller received a Promissory Note of $750,000. The Promissory Note bears interest at 15% per annum and matures March 1, 2022, as amended on June 30, 2021. During the three months ended March 31, 2021, the Company made no repayments and has a balance of $265,743 as of March 31, 2021. As of the date of this filing, the Company has made repayments totaling $677,257 for a balance of $72,743. The Note is secured with the assets of the Company pursuant to a security agreement dated March 1, 2020. In addition, the Company’s Chairman has personally guaranteed the Note.

The Company borrows funds from related parties for working capital purposes from time to time. The Company has recorded the principal balance due of $219,744 under Due to Related Parties in the accompanying Balance Sheet at March 31, 2021. The Company received no advances and made no repayments for the three months ended March 31, 2021. Advances are non-interest bearing and due on demand.

Loans Payable

Loan Payable to Shareholder

The Company borrows funds from shareholders from time to time for working capital purposes. During the three months ended March 31, 2021, the Company had no additional borrowings and made no repayments for a balance of $68,405 at March 31, 2021. Advances are non-interest bearing and due on demand.

Economic Injury Disaster Loan

On May 14, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business.

Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the Company borrowed an aggregate principal amount of the EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 14, 2021 (twelve months from the date of the SBA Note) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company also received a $7,000 grant, which does not have to be repaid, was recorded in Other Income in the Statements of Operations in April 2020.

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

Paycheck Protection Program Loan Round 1

On May 6, 2020, the Company executed a note (the “PPP Note”) for the benefit of TD Bank, N.A. (the “Lender”) in the aggregate amount of $51,065 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP is administered by the U.S. Small Business Administration (the “SBA”). The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of the PPP Note, the Company is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP Note. The PPP Note of $51,065 was repaid in February 2021.

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

On March 24, 2020, the note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of March 31, 2021.

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $102,735, recorded a change in derivative liability of $3,850 and $0 during the three ended March 31, 2021 and 2020, respectively and has $120,330 of unamortized debt discount remaining as of March 31, 2021.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three month period ended March 31, 2021, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note and recorded default interest totaling $7,400, as defined for the three months period ended March 31, 2021. No default interest was recorded for the three months period ended March 31, 2020.

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

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three month period ended March 31, 2021, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three month period ended March 31, 2021. Therefore, no default interest has been accrued in these financial statements.

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

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020 2020, the Form 10-K for the year ended December 31, 2020, and the three month period ended March 31, 2021, the Convertible Notes Payable were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three month period ended March 31, 2021. Therefore, no default interest has been accrued in these financial statements.

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

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three month period ended March 31, 2021, the Promissory Debentures were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the $48,000 note related to the Company’s failure to timely file its Form 10-Q for the three month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three month period ended March 31, 2021. The $35,000 note provides for no default penalties.

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

On August 14, 2020, the Company issued 60,000,000 common shares in conjunction with acquisition (see Note 1).

Capital Resources

We had no material commitments for capital expenditures as of March 31, 2021.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had an accumulated deficit of approximately $862,000 and $648,000 at March 31, 2021 and December 31, 2020, respectively, had a working capital deficit of $1,724,000 and $1,569,000 at March 31, 2021 and December 31, 2020, respectively, had a net loss of approximately $215,000 and a net profit of $180,000 for the three months ended March 31, 2021 and 2020, respectively, and net cash provided by operating activities of approximately $11,000 and $190,000 for the three months ended March 31, 2021 and 2020, respectively.

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of March 31, 2021, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the three months ended March 31, 2021 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months March 31, 2021, the Company issued no shares.

Item 3. Defaults Upon Senior Securities.

The Company’s convertible notes are in default and the Company is currently in discussions to restructure the terms of the convertible notes.

Item 4. Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended March 31, 2021, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number and Description			Location Reference

(a)	Financial Statements		Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

(3.0)	Articles of Incorporation

	(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on July 21, 2011	See Exhibit Key

	(3.2)	Amendment to Articles of Incorporation dated July 29, 2013	See Exhibit Key

	(3.3)	Amendment to Articles of Incorporation dated October 7, 2013	See Exhibit Key

	(3.4)	Amendment to Articles of Incorporation dated April 25, 2014	See Exhibit Key

	(3.5)	Bylaws filed with Form 10 Registration Statement on July 21, 2011	See Exhibit Key

(10.1)	Stock Purchase Agreement with Northbridge Financial, Inc.		See Exhibit Key

(11.1)	Statement re: computation of per share Earnings		Note 3 to Financial Stmts.

(14.1)	Code of Ethics		See Exhibit Key

(31.1)	Certificate of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certification of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.
3.2	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.
3.3	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.
3.4	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 13, 2018.
3.5	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.
10.1	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 2, 2018.
14.0	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on January 17, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Yogev Shvo	Chairman and Director	August 12, 2021
Yogev Shvo	(Principal Executive Officer and Principal Accounting Officer)

NAME	TITLE	DATE

/s/ Adam Levy	Chief Executive Officer and Director	August 12, 2021
Adam Levy

