Form 10-Q
period 2021-06-30
Thunder Energies Corp
filed 2021-08-16
CIK 1524872

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the issuer’s Common Stock, $0.001 par value, as of August 16, 2021 was 76,340,735 shares.

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

2

THUNDER ENERGIES CORPORATION

Quarterly Period Ended June 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

THUNDER ENERGIES CORPORATION

Condensed Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$6,243	$97,503
Accounts receivable, net of allowance of $100,000 and $14,350, respectively	135,507	68,403
Inventories, net	100,800	168,470
Prepaid expenses	50,000	202,050
Total current assets	292,550	536,426

Property and equipment, net	135,316	164,938
Intangible assets, net	64,100	71,855
Operating lease right-of-use assets, net	359,530	461,695
Other assets	24,799	24,799
Total assets	$876,295	$1,259,713

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$142,894	$152,146
Due to related party	242,487	485,487
Loan payable to shareholder	1,805	68,405
Customer advance payments	67,098	522,258
Derivative liability	120,930	124,180
Convertible notes payable, net of discount of $0 and $24,730, respectively	168,766	144,036
Current portion of operating lease liabilities	217,797	207,762
Accrued interest	828,689	374,443
Other current liabilities	13,381	26,997
Total current liabilities	1,803,847	2,105,714
Long-term liabilities:
Convertible notes payable, net of discount of $523,780 and $727,096, respectively	296,220	92,904
Long term notes payable	350,000	201,035
Operating lease liabilities net of current portion	150,708	260,931
Total long-term liabilities	796,928	554,870
Total liabilities	2,600,775	2,660,584

Commitments and contingencies	–	–

Stockholders' deficit
Preferred stock - Series A: $0.001 par value, 50,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Preferred stock - Series B: $0.001 par value, 10,000,000 authorized; 5,000 and 5,000 shares issued and outstanding, respectively	5	5
Preferred stock - Series C: $0.001 par value, 10,000,000 authorized; 10,000 and 10,000 shares issued and outstanding, respectively	10	10
Common stock: $0.001 par value 900,000,000 authorized; 76,340,735 and 76,340,735 shares issued and outstanding, respectively	76,340	76,340
Additional paid-in-capital	(879,312)	(879,312)
Accumulated deficit	(971,523)	(647,914)
Total stockholders' deficit	(1,724,480)	(1,400,871)
Total liabilities and stockholders' deficit	$876,295	$1,259,713

See notes to financial statements

THUNDER ENERGIES CORPORATION

Condensed Statements of Operations

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020

Net revenues	$3,443,682	$5,280,730	$1,852,431	$4,316,768

Cost of sales	1,375,880	3,359,480	628,694	3,009,514

Gross Profit	2,067,802	1,921,250	1,223,737	1,307,254

Operating expenses:
Advertising and marketing expenses	351,967	173,645	201,382	54,902
General and administrative	1,360,402	896,900	748,470	595,365
Total operating expenses	1,712,369	1,070,545	949,852	650,267
Profit from operations	355,433	850,705	273,885	656,987

Other expense (income):
Change in derivative liability	(3,250)	–	600	–
Accretion of debt discount	228,046	–	109,566	–
Interest expense	454,246	29,977	272,797	20,290
Other expense	–	4,500	–	–
Other income	–	(7,000)	–	(7,000)
Total other expense	679,042	27,477	382,963	13,290

(Loss) profit before income taxes	(323,609)	823,228	(109,078)	643,697
Income taxes	–	–	–	–

Net (loss) profit	$(323,609)	$823,228	$(109,078)	$643,697

Net (loss) profit per share, basic and diluted	$(0.00)	$0.07	$(0.00)	$0.05

Weighted average number of shares outstanding
Basic and diluted	76,340,735	11,601,668	76,340,735	11,757,083

See notes to financial statements

THUNDER ENERGIES CORPORATION

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Members'	Preferred Stock A		Preferred Stock B		Preferred Stock C
	equity	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2019	$–	–	$–	–	$–	–	$–
Acquisition of common shares in exchange for due to related party	(750,000)	–	–	–	–	–	–
Members' distribution	(32,011)	–	–	–	–	–	–
Net income	–	–	–	–	–	–	–
Balance, March 31, 2020	$(782,011)	–	$–	–	$–	–	$–

Members' distribution	(695,680)	–	–	–	–	–	–
Net income	–	–	–	–	–	–	–
Balance, June 30, 2020	$(1,477,691)	–	$–	–	$–	–	$–

Balance, December 31, 2020	$–	50,000,000	$50,000	5,000	$5	10,000	$10
Net loss	–	–	–	–	–	–	–
Balance, March 31, 2021	$–	50,000,000	$50,000	5,000	$5	10,000	$10

Net loss	–	–	–	–	–	–	–
Balance as at June 30, 2021	$–	50,000,000	$50,000	5,000	$5	10,000	$10

	Common Stock		Additional paid	Earnings
	Shares	Amount	in capital	Accumulated	Total
Balance, December 31, 2019	–	$–	$–	$(97,312)	$(97,312)
Acquisition of common shares in exchange for due to related party	–	–	–	–	(750,000)
Members' distribution	–	–	–	–	(32,011)
Net income	–	–	–	179,531	179,531
Balance, March 31, 2020	–	$–	$–	$82,219	$(699,792)

Members' distribution	–	–	–	–	(695,680)
Net income	–	–	–	643,697	643,697
Balance, June 30, 2020	–	$–	$–	$725,916	$(751,775)

Balance, December 31, 2020	76,340,735	$76,340	$(879,312)	$(647,914)	$(1,400,871)
Net loss	–	–	–	(214,531)	(214,531)
Balance, March 31, 2021	76,340,735	$76,340	$(879,312)	$(862,445)	$(1,615,402)

Net loss	–	–	–	(109,078)	(109,078)
Balance as at June 30, 2021	76,340,735	$76,340	$(879,312)	$(971,523)	$(1,724,480)

See notes to financial statements

THUNDER ENERGIES CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net (loss) income	$(323,609)	$823,228
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	44,959	3,190
Amortization expense	7,755	610
Accretion of debt discount	228,046	–
Change in fair value of derivative liability	(3,250)	–
Changes in operating assets and liabilities:
Accounts receivable, net	(67,104)	(55,012)
Inventories, net	67,670	(11,100)
Prepaid expenses	152,050	7,405
Accounts payable	(9,252)	(211,058)
Customer advance payments	(455,160)	14,707
Accrued interest	454,246	29,877
Other current liabilities	(11,639)	62,913
Net cash provided by operating activities	84,712	664,760

Cash flows from investing activities:
Purchase of intangible assets	–	(16,650)
Purchases of equipment	(15,337)	(20,819)
Net cash used in investing activities	(15,337)	(37,469)

Cash flows from financing activities:
Proceeds from loan payable to shareholder	–	77,500
Repayment of due from related party	(243,000)	(274,257)
Repayments of loan payable to shareholder	(66,600)	(27,500)
Repayments of short term notes payable	(51,035)	–
Proceeds from related party	–	119,500
Proceeds from short term notes payable	–	201,065
Proceeds from long term notes payable	200,000	–
Distributions to members, net	–	(727,691)
Net cash used in financing activities	(160,635)	(631,383)

Net (decrease) increase in cash	(91,260)	(4,092)

Cash at beginning of period	97,503	36,060
Cash at end of period	$6,243	$31,968

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Acquisition of common shares in exchange for due to related party	$–	$750,000

See notes to financial statements

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

(Unaudited)

For the Three and Six Months Ended June 30, 2021 and 2020

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

Going Concern

The Company had an accumulated deficit of approximately $972,000 at June 30, 2021, had a working capital deficit of approximately $1,511,000 at June 30, 2021, had net loss of approximately $109,000 and $324,000 for the three and six months ended June 30, 2021, respectively, and a net profit of approximately $644,000 and $823,000 for the three and six months ended June 30, 2020, respectively, and net cash provided by operating activities of approximately $85,000 and $665,000 for the six months ended June 30, 2021 and 2020, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounts Receivable

Accounts receivable are non-interest-bearing obligations due under normal course of business. Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company has an allowance for doubtful accounts of $100,000 and $14,350 as of June 30, 2021 and December 31, 2020, respectively.

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

Advertising and Marketing Expenses

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. Advertising and marketing expense was $201,382 and $351,967, and $54,902 and $173,645 for the three and six months ended June 30, 2021 and 2020, respectively.

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

A description of our principal revenue generating activities are as follows:

Sales – The Company offers consumer CBD and hemp products through its online websites. During the three and six months ended June 30, 2021 and 2020, the Company recorded sales of $1,852,431 and $3,443,682, and $1,510,068 and $2,226,539, respectively.

Mask sales – As a result of the COVID 19 pandemic, in 2020, the Company entered into the sale of KN95 masks but had to dispose of them at a loss. During the three and six months ended June 30, 2021 and 2020, the Company recorded mask sales of $0 and $0, and $2,806,700 and $3,054,200, respectively.

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

Customer Advance Payments

Customer advance payments consists of customer orders paid in advance of the delivery of the order. Customer advance payments are classified as short-term as the typical order ships within approximately three weeks of placing the order. Customer advance payments are recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met. Customer advance payments were $67,098 and $522,258, as of June 30, 2021 and December 31, 2020, respectively, which were recognized as revenue during the subsequent period. Customer advance payments are included in current liabilities in the accompanying condensed consolidated Balance Sheets.

Inventories

The Company manufactures its own products made to order and when completed are shipped to the customer. The Company's inventories are valued by the first-in, first-out ("FIFO") cost method and are stated at the lower of cost or net realizable value. The Company had inventory of $100,800 and $168,470, mostly consisting of raw materials, as of June 30, 2021 and December 31, 2020, respectively.

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

Impairment of Long-lived Assets

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There are no impairments as of June 30, 2021 and December 31, 2020.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2021, the fair value of accounts receivable, accounts payable, accrued expenses, derivative liability, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The following table summarize the Company’s fair value measurements by level at June 30, 2021 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability	$–	$–	$120,930

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	June 30, 2021	December 31, 2020
Options to purchase shares of common stock	–	–
Series A convertible preferred stock	50,000,000	50,000,000
Series B convertible preferred stock	5,000,000	5,000,000
Series C convertible preferred stock	10,000,000	10,000,000
Total potentially dilutive shares	65,000,000	65,000,000

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of June 30, 2021 and December 31, 2020.

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

There was one customer that accounted for 10% or more of total revenues, comprising of 36.0% and 23.8%, for the three and six months ended June 30, 2021, respectively, and three and two customers that accounted for 49.4% and 35.4% of total revenue for the three and six months ended June 30, 2020, respectively. There were four customers that accounted for 10% or more of accounts receivable, aggregating 60.7% of accounts receivable at June 30, 2021 and three customers that accounted for 78% of accounts receivable at December 31, 2020.

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

There were no suppliers that accounted for 10% or more of total expenditures for the three and six months ended June 30, 2021 and 2020. There were three suppliers that accounted for 63.8% and 60.0% of accounts payable at June 30, 2021 and December 31, 2020, respectively.

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

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following as of:

	Estimated Life	June 30, 2021	December 31, 2020
Office equipment and furniture	5 years	$24,482	$21,782
Computer equipment	3 years	24,727	24,727
Machinery and equipment	5 years	24,954	17,415
Leasehold Improvements	Shorter of the estimated useful life or lease term	119,589	114,491
Accumulated depreciation		(58,436)	(13,477)
		$135,316	$164,938

Depreciation expense was $44,959 and $3,190 for the six months ended June 30, 2021 and 2020, respectively, and $22,801 and $1,802 for the three months ended June 30, 2021 and 2020, respectively, and is classified in general and administrative expenses in the Statements of Operations.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Estimated Life	June 30, 2021	December 31, 2020
Website	5 years	$77,550	$77,550
Accumulated amortization		(13,450)	(5,695)
		$64,100	$71,855

Year ending:	Amortization Expense
2021 (remaining six months)	$7,755
2022	15,510
2023	15,510
2024	15,510
2025	9,815
Total amortization	$64,100

Amortization expense was $7,755 and $610 for the six months ended June 30, 2021 and 2020, respectively, and $3,878 and $475 for the three months ended June 30, 2021 and 2020, respectively, and is classified in general and administrative expenses in the Statements of Operations.

NOTE 6 – DEBT TO FORMER SHAREHOLDER

On March 1, 2020, the members of Nature entered into the Ownership Interest Purchase Agreement (“Ownership Agreement”) whereby Yogev Shvo, a member of the Company, acquired the remaining 50% member ownership (“Seller”) giving Mr. Shvo 100% member ownership of the Company. As consideration for the Ownership Agreement, the Seller received a Promissory Note of $750,000. The Promissory Note bears interest at 15% per annum and matures March 1, 2022, as amended on June 30, 2021. During the six months ended June 30, 2021, the Company made repayments of $193,000 and has a balance of $72,743 under Due to Related Parties in the accompanying Balance Sheet at June 30, 2021. The Note is secured with the assets of the Company pursuant to a security agreement dated March 1, 2020. In addition, the Company’s Chairman has personally guaranteed the Note.

The Company borrows funds from related parties for working capital purposes from time to time. The Company has recorded the principal balance due of $169,744 under Due to Related Parties in the accompanying Balance Sheet at June 30, 2021. The Company received no advances and made repayments of $50,000 during the six months ended June 30, 2021. Advances are non-interest bearing and due on demand.

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

Year ending:	EIDL	PPP	Total
2021 (remaining six months)	$2,043	$–	$2,043
2022	3,203	–	3,203
2023	3,327	–	3,327
2024	3,440	–	3,440
2025	3,588	–	3,588
Thereafter	134,399	200,000	334,399
Total liability	$150,000	$200,000	$350,000

NOTE 8 – LOAN PAYABLE TO SHAREHOLDER

The Company borrows funds from shareholders from time to time for working capital purposes. During the three and six months ended June 30, 2021, the Company had no additional borrowings and made repayments of $66,600 and has a balance of $1,805 at June 30, 2021. Advances are non-interest bearing and due on demand.

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

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $120,930, recorded a change in derivative liability of $600 and $3,250, and $0 and $0, during the three and six months ended June 30, 2021 and 2020, respectively.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three month period ended March 31, 2021, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $7,482 and $14,882 during the three and six months ended June 30, 2021, respectively. No default interest was recorded for the three months period ended March 31, 2020.

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

The principal balance due at June 30, 2021 is $220,000 and is presented as a long term liability in the balance sheet of $84,986, net of unamortized debt discount of $135,014.

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

The principal balance due at June 30, 2022 is $600,000 and is presented as a long term liability in the balance sheet of $211,233, net of unamortized debt discount of $388,767.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Six Months ended June 30,		Three Months ended June 30,
	2021	2020	2021	2020
Operating lease expense	$118,480	$64,422	$59,240	$32,211
Short term lease cost	225	1,124	–	675
Total lease expense	118,705	65,546	59,240	32,886
Less: Rental income through sub-lease	(49,823)	–	(24,799)	–
Net lease expense	$68,882	$65,546	$34,441	$32,886

In accordance with ASC 842, other information related to leases was as follows:

Six Months ended June 30,	2021	2020
Operating cash flows from operating leases	$116,502	$61,913
Cash paid for amounts included in the measurement of lease liabilities	$116,502	$61,913

Weighted-average remaining lease term—operating leases	1.96 years	2.00 years
Weighted-average discount rate—operating leases	8%	8%

In accordance with ASC 842, maturities of operating lease liabilities as of June 30, 2021 were as follows:

Year ending:	Operating Lease
2021 (remaining six months)	$119,727
2022	170,668
2023	106,814
Total undiscounted cash flows	$397,209

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	1.96 years
Weighted-average discount rate	8%
Present values	$368,505

Lease liabilities—current	$217,797
Lease liabilities—long-term	150,708
Lease liabilities—total	$368,505

Difference between undiscounted and discounted cash flows	$28,704

Operating lease cost was $34,441 and $68,882, and $32,211 and $64,422 for the three and six months ended June 30, 2021 and 2020, respectively.

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

The following table sets forth the computation of basic and diluted net income per share:

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020

Net (loss) profit attributable to the common stockholders	$(323,609)	$823,228	$(109,078)	$643,697

Basic weighted average outstanding shares of common stock	76,340,735	11,601,668	76,340,735	11,757,083
Dilutive effect of options and warrants	–	–	–	–
Diluted weighted average common stock and common stock equivalents	76,340,735	11,601,668	76,340,735	11,757,083

(Loss) profit per share:
Basic and diluted	$(0.00)	$0.07	$(0.00)	$0.05

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On April 24, 2019, we entered into a 3 year lease, commencing July 1, 2019, for 9,525 square feet of office/ warehouse space located at 3017 Greene Street, Hollywood, Florida. The rent per month is $10,319 with rent increasing three percent each year. The rent for the three and six months ended June 30, 2021 and 2020 was $32,211 and $64,422, and $32,211 and $64,422, respectively, and the lease expires on June 30, 2022.

On June 24, 2020, we entered into a 42 month lease, commencing July 1, 2020, for our sales office space located at 3323 NE 163rd Street, Suite 405, North Miami Beach, Florida. The rent per month is $8,266 with rent increasing three percent each year. The rent for the three and six months ended June 30, 2021 and 2020 was $25,771 and $51,543, $0 and $0, respectively, and the lease expires on December 31, 2023. Effective January 1, 2021, the Company entered into sublease arrangement whereby the sublessee is to pay the monthly rent on behalf of the Company. The sublessee paid rent of $24,799 and $49,823, and $0 and $0 for the three and six months ended June 30, 2021 and 2020, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Energies Corporation for the period ended June 30, 2021 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $120,930, recorded a change in derivative liability of $600 and $3,250, and $0 and $0, during the three and six months ended June 30, 2021 and 2020, respectively.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three month period ended March 31, 2021, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $7,482 and $14,882 during the three and six months ended June 30, 2021, respectively. No default interest was recorded for the three months period ended March 31, 2020.

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

This rulemaking makes four conforming changes to the Drug Enforcement Administration’s (“DEA”) existing regulations:

1.	It modifies 21 CFR 1308.11(d)(31) by adding language stating that the definition of “Tetrahydrocannabinols” does not include “any material, compound, mixture, or preparation that falls within the definition of hemp set forth in 7 U.S.C. 1639 o.”

2.	It removes from control in schedule V under 21 CFR 1308.15(f) a “drug product in finished dosage formulation that has been approved by the U.S. Food and Drug Administration that contains cannabidiol (2-[1R-3-methyl-6R-(1-methylethenyl)-2- cyclohexen-1-yl]-5-pentyl-1,3-benzenediol) derived from cannabis and no more than 0.1% (w/w) residual tetrahydrocannabinols.”

3.	It also removes the import and export controls described in 21 CFR 1312.30(b) over those same substances.

4.	It modifies 21 CFR 1308.11(d)(58) by stating that the definition of “Marihuana Extract” is limited to extracts “containing greater than 0.3 percent delta-9- tetrahydrocannabinol on a dry weight basis.” This interim final rule merely conforms DEA's regulations to the statutory amendments to the CSA that have already taken effect, and it does not add additional requirements to the regulations.

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

A description of our principal revenue generating activities are as follows:

Other sales – The Company offers consumer CBD and hemp products through its online websites. During the three and six months ended June 30, 2021 and 2020, the Company recorded other sales of $1,852,431 and $3,443,682, and $1,510,068 and $2,226,539, respectively.

Mask sales – As a result of the COVID 19 pandemic, in 2020, the Company entered into the sale of KN95 masks but had to dispose of them at a loss. During the three and six months ended June 30, 2021 and 2020, the recorded mask sales of $0 and $0, and $2,806,700 and $3,054,200, respectively.

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

Results of Operations

Results of Operations for the Three Months ended June 30, 2021 and 2020.

The following discussion represents a comparison of our results of operations for the three months ended June 30, 2021 and 2020.  The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020

Net revenues	$1,852,431	$4,316,768
Cost of sales	628,694	3,009,514
Gross Profit	1,223,737	1,307,254
Operating expenses	949,852	650,267
Other expense	382,963	13,290
Net (loss) profit before income taxes	$(109,078)	$643,697

Net Revenues

Net revenues decreased by $2,464,337, or 57.1%, to $1,852,431 for the three months ended June 30, 2021 from $4,316,768 for the three months ended June 30, 2020. The decrease in revenue is primarily the result of a decrease in mask sales of $2,806,700, or 100.0%, to $0 for the three months ended June 30, 2021 from $2,806,700 for the three months ended June 30, 2020, offset primarily by an increase in customer purchases of our other products of $342,363 or 22.7%, to $1,852,431 for the three months ended June 30, 2021 from $1,510,068 for the three months ended June 30, 2020 and. As a result of the COVID 19 pandemic, in 2020, the Company entered into the sale of KN95 masks but had to dispose of them at a loss.

Cost of Sales

Cost of sales decreased by $2,380,820, or 79.1%, to $628,694 for the three months ended June 30, 2021 from $3,099,514 for the three months ended June 30, 2020. As a percentage of revenue, other products cost of sales was 33.9% and 30.0% resulting in a gross margin of 66.1% and 70.0% for the three months ended June 30, 2021 and 2020, respectively, primarily due to reduced cost of retail products, offset partially by the increase in revenue and a reclassification of manufacturing labor to cost of sales from operating expenses. The increased cost of other products was a result of a transition from purchasing manufactured products from suppliers in 2019 to producing our own products in 2020 and a reclassification of manufacturing labor to cost of sales from operating expenses. As a percentage of revenue, mask cost of sales was 0% and 108.0% resulting in a gross margin of 0% and (8.0)% for the three months ended June 30, 2021 and 2020, respectively.

Operating expenses

Operating expenses increased by $229,585, or 46.1%, to $949,852 for the three months ended June 30, 2021 from $650,267 for the three months ended June 30, 2020 primarily due to increases in marketing costs of $146,480, depreciation and amortization costs of $24,419, professional fees of $19,675, operating lease costs of $2,230, bad debt expense of $79,681, shipping charges of $38,622, and general and administration costs of $55,929, offset partially by decreases in compensation costs of $29,282, consulting costs of $26,391 and travel expenses of $11,778, as a result of reorganizing our administrative infrastructure, primarily employee costs, and refocusing our marketing initiatives to generate sales growth.

For the three months ended June 30, 2021, we had marketing expenses of $201,382 and general and administrative expenses of $748,470 primarily due to compensation costs of $341,342, consulting costs of $9,556, travel expenses of $8,334, operating lease costs of $34,441, professional fees of $34,675, depreciation and amortization costs of $26,679, shipping charges of $123,934, bad debts of $79,681, and general and administration costs of $89,828, as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the three months ended June 30, 2020, we had marketing expenses of $54,902 and general and administrative expenses of $595,365 primarily due to compensation costs of $370,624, consulting costs of $35,947, travel expenses of $20,112, operating lease costs of $32,211, professional fees of $15,000, depreciation and amortization costs of $2,260, shipping charges of $85,312, and general and administration costs of $33,899, as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

Other Expense

Other expense for the three months ended June 30, 2021 totaled $382,963 primarily due to interest expense in conjunction with debt discount of $109,566, the change in derivative liability of $600, and interest expense on notes payable of $272,797. Other expense for the three months ended June 30, 2020 totaled $13,290 primarily due to interest expense on notes payable of $20,290, and other income of $7,000.

Net (loss) profit before income taxes

Net loss before income taxes for the three months ended June 30, 2021 totaled $109,078 primarily due to revenue of $1,852,431 and (increases/decreases) in compensation costs, professional fees, consulting costs, marketing costs, investor relations costs, operating lease costs, shipping charges, travel costs, and general and administration costs compared to a net profit of $643,697 for the three months ended June 30, 2020 primarily due to revenue of $4,316,768 and (increases/decreases) in compensation costs, professional fees, consulting costs, marketing costs, operating lease costs, investor relations costs, shipping charges, travel costs, and general and administration costs.

Assets and Liabilities

Assets were $876,295 as of June 30, 2021. Assets consisted primarily of cash of $6,243, accounts receivable of $135,507, net of allowance of $100,000, inventories of $100,800, prepaid expenses of $50,000, equipment of $135,316, intangible assets of $64,100, operating lease right-of-use assets of $359,530, and other assets of $24,799. Liabilities were $2,600,775 as of June 30, 2021. Liabilities consisted primarily of accounts payable of $142,894, due to related party of $242,487, loan payable to shareholder of $1,805, customer advance payments of $67,098, derivative liability of $120,930, accrued interest of $828,689, long term notes payable of $350,000, convertible notes payable of $464,986, net of unamortized debt discount of $523,780, operating lease liabilities of $368,505, and other current liabilities of $13,381.

Results of Operations for the Six Months ended June 30, 2021 and 2020.

The following discussion represents a comparison of our results of operations for the six months ended June 30, 2021 and 2020.  The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net revenues	$3,443,682	$5,280,730
Cost of sales	1,375,880	3,359,480
Gross Profit	2,067,802	1,921,250
Operating expenses	1,712,369	1,070,545
Other expense	679,042	27,477
Net (loss) profit before income taxes	$(323,609)	$823,228

Net Revenues

Net revenues decreased by $1,837,048, or 34.8%, to $3,443,682 for the six months ended June 30, 2021 from $5,280,730 for the six months ended June 30, 2020. The decrease in revenue is primarily the result of a decrease in mask sales of $3,054,200, or 100.0%, to $0 for the six months ended June 30, 2021 from $3,054,200 for the six months ended June 30, 2020, offset primarily by an increase in customer purchases of our other products of $1,217,152 or 54.7%, to $3,443,682 for the six months ended June 30, 2021 from $2,226,530 for the six months ended June 30, 2020. As a result of the COVID 19 pandemic, in 2020, the Company entered into the sale of KN95 masks but had to dispose of them at a loss.

Cost of Sales

Cost of sales decreased by $1,983,600, or 59.0%, to $1,375,880 for the six months ended June 30, 2021 from $3,359,480 for the six months ended June 30, 2020. As a percentage of revenue, other products cost of sales was 40.0% and 26.3% resulting in a gross margin of 60.0% and 73.7% for the six months ended June 30, 2021 and 2020, respectively, primarily due to reduced cost of retail products, offset partially by the increase in revenue and a reclassification of manufacturing labor to cost of sales from operating expenses. The increased cost of other products was a result of a transition from purchasing manufactured products from suppliers in 2019 to producing our own products in 2020 and a reclassification of manufacturing labor to cost of sales from operating expenses. As a percentage of revenue, mask cost of sales was 0% and 106.2% resulting in a gross margin of 0% and (6.2)% for the six months ended June 30, 2021 and 2020, respectively.

Operating expenses

Operating expenses increased by $641,824, or 60.0%, to $1,712,369 for the six months ended June 30, 2021 from $1,070,545 for the six months ended June 30, 2020 primarily due to increases in marketing costs of $178,322, investor relations costs of $1,200, depreciation and amortization costs of $48,915, professional fees of $114,727, compensation costs of $111,732, operating lease costs of $4,460, shipping charges of $70,957, bad debts of $85,650, and general and administration costs of $86,786, offset partially by decreases in consulting costs of $32,658 and travel expenses of $28,266, as a result of reorganizing our administrative infrastructure, primarily employee costs, and refocusing our marketing initiatives to generate sales growth.

For the six months ended June 30, 2021, we had marketing expenses of $351,967 and general and administrative expenses of $1,360,402 primarily due to compensation costs of $598,477, consulting costs of $42,556, travel expenses of $13,137, operating lease costs of $68,882, professional fees of $130,727, depreciation and amortization costs of $52,714, investor relations costs of $1,200, shipping charges of $182,323, and general and administration costs of $270,386, as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the six months ended June 30, 2020, we had marketing expenses of $173,645 and general and administrative expenses of $896,900 primarily due to compensation costs of $486,744, consulting costs of $75,214, travel expenses of $41,403, operating lease costs of $64,422, professional fees of $16,000, depreciation and amortization costs of $3,800, shipping charges of $111,365, and general and administration costs of $97,952, as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

Other Expense

Other expense for the six months ended June 30, 2021 totaled $679,042 primarily due to interest expense in conjunction with debt discount of $228,046, the change in derivative liability of $3,250, and interest expense on notes payable of $454,246. Other expense for the six months ended June 30, 2020 totaled $27,477 primarily due to interest expense on notes payable of $29,977, and other expense of $4,500.

Net (loss) profit before income taxes

Net loss before income taxes for the six months ended June 30, 2021 totaled $323,609 primarily due to revenue of $3,443,682 and (increases/decreases) in compensation costs, professional fees, consulting costs, marketing costs, investor relations costs, operating lease costs, shipping charges, travel costs, and general and administration costs compared to a net profit of $823,228 for the six months ended June 30, 2020 primarily due to revenue of $5,280,730 and (increases/decreases) in compensation costs, professional fees, consulting costs, marketing costs, operating lease costs, investor relations costs, shipping charges, travel costs, and general and administration costs.

Liquidity and Capital Resources.

General – Overall, we had a decrease in cash flows of $91,260 in the six months ended June 30, 2021 resulting from cash provided by operating activities of $84,712, cash used in investing activities of $15,337, and cash used in financing activities of $160,635.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net cash provided by (used in):
Operating activities	$84,712	$664,760
Investing activities	(15,337)	(37,469)
Financing activities	(160,635)	(631,383)
Net increase (decrease) in cash	$(91,260)	$(4,092)

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Cash Flows from Operating Activities – For the six months ended June 30, 2021, net cash provided by operating activities was $84,712. Net cash used in operations was primarily due to a net loss of $323,609, and the changes in operating assets and liabilities of $130,811, primarily due to the net changes in accrued interest of $454,246, inventories of $67,670, and prepaid expenses of $152,050, offset primarily by the change in accounts receivable of $67,104, customer advance payments of $455,160, accounts payable of $9,252, and other current liabilities of $11,639. In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net profit from the accretion of the debt discount of $228,046, depreciation expense of $44,959, and amortization expense of $7,755, offset primarily by the change in derivative liability of $3,250.

For the six months ended June 30, 2020, net cash provided by operating activities was $664,760. Net cash used in operations was primarily due to a net profit of $823,228, and the changes in operating assets and liabilities of $162,268, primarily due to a net increase in accrued interest of $29,877, prepaid expenses of $7,405, customer advance payments of $14,707, and other current liabilities of $62,913, offset primarily by the change in accounts receivable of $55,012, inventories of $11,100, and accounts payable of $211,058. In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net loss from depreciation expense of $3,190, and amortization expense of $610.

Cash Flows from Investing Activities – For the six months ended June 30, 2021, net cash used in investing activities was $15,337 due to purchases of equipment. For the six months ended June 30, 2020, net cash used in investing activities was $37,469 due to purchases of equipment and intangible assets.

Cash Flows from Financing Activities – For the six months ended June 30, 2021, net cash used in financing activities was $160,635 due to repayments of short term notes payable $51,035, repayments of loan payable to shareholder of $66,600, repayment of due from related party of $243,000, offset primarily by proceeds from long term notes payable of $200,000. For the six months ended June 30, 2020, net cash used in financing activities was $631,383 proceeds from short term notes payable of $201,065, proceeds from related party of $119,500, and proceeds from loan payable to shareholder of $77,500, offset primarily by repayments of loan payable to shareholder of $27,500, repayment of due to related party of $274,257, and distributions to members, net of $727,691.

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

Due to Former Shareholder

On March 1, 2020, the members of Nature entered into the Ownership Interest Purchase Agreement (“Ownership Agreement”) whereby Yogev Shvo, a member of the Company, acquired the remaining 50% member ownership (“Seller”) giving Mr. Shvo 100% member ownership of the Company. As consideration for the Ownership Agreement, the Seller received a Promissory Note of $750,000. The Promissory Note bears interest at 15% per annum and March 1, 2022, as amended on June 30, 2021. During the six months ended June 30, 2021, the Company made repayments of $193,000 and has a balance of $72,743 under Due to Related Parties in the accompanying Balance Sheet at June 30, 2021. The Note is secured with the assets of the Company pursuant to a security agreement dated March 1, 2020. In addition, the Company’s Chairman has personally guaranteed the Note.

The Company borrows funds from related parties for working capital purposes from time to time. The Company has recorded the principal balance due of $169,744 under Due to Related Parties in the accompanying Balance Sheet at June 30, 2021. The Company received no advances and made repayments of $50,000 during the six months ended June 30, 2021. Advances are non-interest bearing and due on demand.

Loans Payable

Loan Payable to Shareholder

The Company borrows funds from shareholders from time to time for working capital purposes. During the three and six months ended March 31, 2021, the Company had no additional borrowings and made repayments of $66,600 and has a balance of $1,805 at June 30, 2021. Advances are non-interest bearing and due on demand.

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

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $120,930, recorded a change in derivative liability of $600 and $3,250, and $0 and $0, during the three and six months ended June 30, 2021 and 2020, respectively.

As a result of the failure to timely file our Form 10-Q for the three month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three month period ended March 31, 2021, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $7,482 and $14,882 during the three and six months ended June 30, 2021, respectively. No default interest was recorded for the three months period ended March 31, 2020.

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

On August 14, 2020, the Company issued 60,000,000 common shares in conjunction with acquisition (see Note 1).

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2021.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had an accumulated deficit of approximately $972,000 and $648,000 at June 30, 2021 and December 31, 2020, respectively, had a working capital deficit of $1,511,000 and $1,569,000 at June 30, 2021 and December 31, 2020, respectively, had net loss of approximately $109,000 and $324,000 for the three and six months ended June 30, 2021, respectively, and a net profit of approximately $644,000 and $823,000 for the three and six months ended June 30, 2020, respectively, and net cash provided by operating activities of approximately $85,000 and $665,000 for the six months ended June 30, 2021 and 2020, respectively.

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of March 31, 2021, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the three months ended June 30, 2021 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months June 30, 2021, the Company issued no shares.

Item 3. Defaults Upon Senior Securities.

The Company’s convertible notes are in default and the Company is currently in discussions to restructure the terms of the convertible notes.

Item 4. Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended June 30, 2021, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

		(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on July 21, 2011	See Exhibit Key

		(3.2)	Amendment to Articles of Incorporation dated July 29, 2013	See Exhibit Key

		(3.3)	Amendment to Articles of Incorporation dated October 7, 2013	See Exhibit Key

		(3.4)	Amendment to Articles of Incorporation dated April 25, 2014	See Exhibit Key

		(3.5)	Bylaws filed with Form 10 Registration Statement on July 21, 2011	See Exhibit Key

	(10.1)	Stock Purchase Agreement with Northbridge Financial, Inc.		See Exhibit Key

	(11.1)	Statement re: computation of per share Earnings		Note 3 to Financial Stmts.

	(14.1)	Code of Ethics		See Exhibit Key

	(31.1)	Certificate of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
(104)	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).	Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.2	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.3	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.4	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 13, 2018.

3.5	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.0	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 2, 2018.

14.0	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on January 17, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Yogev Shvo	Chairman and Director	August 16, 2021
Yogev Shvo	(Principal Executive Officer and Principal Accounting Officer)

NAME	TITLE	DATE

/s/ Adam Levy	Chief Executive Officer and Director	August 16, 2021
Adam Levy

