Form 10-Q
period 2021-09-30
Thunder Energies Corp
filed 2021-11-22
CIK 1524872

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 000-54464

THUNDER ENERGIES CORPORATION
(Exact Name of Registrant as specified in its charter)

Florida	45-1967797
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

PMB 388, 8570 Stirling Rd., Suite 102, Hollywood, FL	33024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 786 855 6190

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

The number of shares outstanding of the issuer’s Common Stock, $0.001 par value, as of November 22, 2021 was 76,340,735 shares.

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

EXPLANATORY NOTE

On October 14, 2021 Nature Consulting, LLC, a wholly owned subsidiary, filed a complaint in the United States District Court of the Southern District of Florida against Or-El Ben Simon, individually, Adam Levy (previously the Chief Executive Officer of the Company), individually, Solange Baruk (previously a bookkeeper of the Company), individually, DVP Distro, LLC, a Florida limited liability company, Custom Graphics 2011, Inc. a Florida corporation, Beso Group, LLC, a Florida limited liability company, and Tops Consulting, LLC a Florida limited liability company (collectively, the “Defendants”). The complaint alleges that the Defendants assumed control of Nature Consulting, LLC and in doing so:

(a)	Violated the Electronic Communications Privacy Act, 18 U.S.C. ss2511

(b)	Violated the Stored Communications Act, 18 U.S.C. ss2701

(c)	Violated the Computer Fraud and Abuse Act, 18 U.S.C. ss1030

(d)	Committed Conversion in the taking control of Nature Consulting, LLC’s premises (Ben Simon, DVP, Custom, Beso and Tops)

(e)	Committed Tortious Interference with Prospective Economic Opportunities

(f)	Committed Breach of Fiduciary Duty of Loyalty (Baruk)

(g)	Committed Civil Conspiracy (Ben Simon, Levy and Baruk)

(h)	Violated the Defend Trade Secrets Act Theft of Trade Secrets, 18 U.S.C. ss1832

Ben Simon and those in active consort with him have effectively hijacked Nature’s assets under the threat of force and physical violence. Moreover, they have systematically divested Nature of its assets, moved into its physical location without reason, and have otherwise converted its assets.

During this time, Defendants also assumed control of all computers belonging to Nature – including its Office365 access and database registered to Nature and using the domains of “@thpcbd.com,” “@thehemplug.com,” and “@natureconsulting.com.”

Additionally, Defendants looted and destroyed the premises leased by Nature, as follows:

a.	Defendants commandeered all inventory belonging to Nature and refused to distribute to clients;

b.	Defendants commandeered a forklift belonging to Nature;

c.	Defendants have taken possession of all of Nature’s furniture, computers, printers, packaging, machineries, office supplies, phone systems, televisions, security cameras and other electronics;

d.	Defendants have discarded in a large trash container Nature’s merchandise, customer labels, catalogues, business cards, desks, office decorations and other inventory;

e.	Defendants destroyed Nature’s property by stripping its headquarters of all aesthetic enhancements and signage;

f.	Defendants assumed control of all e-mail accounts belonging to Nature and have intercepted Nature’s communications sent to the domain “@thpcbd.com,” “@thehemplug.com,” and “@natureconsulting.com”; and,

g.	Defendants have terminated Nature’s contracts with other vendors – to do this, they have used the commandeered “@thpcbd.com,” “@thehemplug.com,” and “@natureconsulting.com” email addresses.

Furthermore, Defendants’ conduct have impeded the fulfillment of orders already paid for by Nature’s clients. This has caused Nature’s clients to threaten Nature with suit and to otherwise end their business relationships with Nature due to Nature’s failure to satisfy orders. Even if Nature wanted to operate, due to the unlawful interception of its communications with clients and vendors, it would be impossible.

Nature Consulting, LLC has demanded a jury trial to adjudicate this complaint.

As a result of the actions of the Defendants, the Company recorded an impairment charge of $510,182 during the three and nine month ended September 30, 2021 comprised of the following:

September 30,
Impairment charges:	2021
Prepaids	$(12,500)
Inventories	(136,309)
Net office equipment	(18,586)
Net computer equipment	(15,283)
Net machinery and equipment	(21,782)
Net leasehold improvements	(79,665)
Net website	(64,100)
Net operating lease right-of-use assets	(306,902)
Deposits	(24,799)
Due to related party(1)	169,744
Total impairment charges	$(510,182)

(1) The Company has included due to related party of $169,744 within the impairment charge above as these amounts have been used to settle the assets, as impaired, which have been commandeered, discarded, destroyed and taken possession of by the defendant. This amount related to working capital loan taken from the defendants.

4

THUNDER ENERGIES CORPORATION

Quarterly Period Ended September 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

THUNDER ENERGIES CORPORATION

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash	$3,665	$97,503
Accounts receivable, net of allowance of $147,357 and $14,350, respectively	–	68,403
Inventories, net	–	168,470
Prepaid expenses	–	202,050
Total current assets	3,665	536,426

Property and equipment, net	–	164,938
Intangible assets, net	–	71,855
Operating lease right-of-use assets, net	–	461,695
Other assets	–	24,799
Total assets	$3,665	$1,259,713

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$305,167	$152,146
Due to related party	72,743	485,487
Loan payable to shareholder	1,805	68,405
Customer advance payments	150,018	522,258
Derivative liability	82,257	124,180
Convertible notes payable, net of discount of $107,288 and $24,730, respectively	281,478	144,036
Current portion of operating lease liabilities	187,754	207,762
Accrued interest	1,206,526	374,443
Other current liabilities	–	26,997
Total current liabilities	2,287,748	2,105,714
Long-term liabilities:
Convertible notes payable, net of discount of $315,150 and $727,096, respectively	286,850	92,904
Long term notes payable	349,490	201,035
Operating lease liabilities net of current portion	127,081	260,931
Total long-term liabilities	763,421	554,870
Total liabilities	3,051,169	2,660,584

Commitments and contingencies	–	–

Stockholders' deficit
Preferred stock - Series A: $0.001 par value, 50,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Preferred stock - Series B: $0.001 par value, 10,000,000 authorized; 5,000 and 5,000 shares issued and outstanding, respectively	5	5
Preferred stock - Series C: $0.001 par value, 10,000,000 authorized; 10,000 and 10,000 shares issued and outstanding, respectively	10	10
Common stock: $0.001 par value 900,000,000 authorized; 76,340,735 and 76,340,735 shares issued and outstanding, respectively	76,340	76,340
Additional paid-in-capital	(879,312)	(879,312)
Accumulated deficit	(2,294,547)	(647,914)
Total stockholders' deficit	(3,047,504)	(1,400,871)
Total liabilities and stockholders' deficit	$3,665	$1,259,713

See notes to unaudited condensed financial statements

THUNDER ENERGIES CORPORATION

Condensed Statements of Operations

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020

Net revenues	$3,777,276	$6,577,162	$335,095	$1,296,431

Cost of sales	1,582,799	3,743,271	207,133	383,790

Gross Profit	2,194,477	2,833,891	127,962	912,641

Operating expenses:
Advertising and marketing expenses	391,850	325,245	39,883	151,600
General and administrative	1,816,578	1,502,877	457,463	605,977
Total operating expenses	2,208,428	1,828,122	497,346	757,577
Profit from operations	(13,951)	1,005,769	(369,384)	155,064

Other expense (income):
Change in derivative liability	(41,923)	21,480	(38,673)	21,480
Accretion of debt discount	331,388	61,262	103,342	61,262
Impairment of assets	510,182	–	510,182	–
Interest expense	833,035	147,471	378,789	117,494
Other expense	–	61,000	–	56,500
Other income	–	(7,000)	–	–
Total other expense	1,632,682	284,213	953,640	256,736

(Loss) profit before income taxes	(1,646,633)	721,556	(1,323,024)	(101,672)
Income taxes	–	–	–	–

Net (loss) profit	$(1,646,633)	$721,556	$(1,323,024)	$(101,672)

Net (loss) profit per share, basic and diluted	$(0.02)	$0.03	$(0.02)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	76,340,735	22,128,575	76,340,735	43,297,429

See notes to unaudited condensed financial statements

THUNDER ENERGIES CORPORATION

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Members'	Preferred Stock A		Preferred Stock B		Preferred Stock C
	equity	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2019	$–	–	$–	–	$–	–	$–
Acquisition of common shares in exchange for due to related party	(750,000)	–	–	–	–	–	–
Members' distribution	(32,011)	–	–	–	–	–	–
Net income	–	–	–	–	–	–	–
Balance, March 31, 2020	$(782,011)	–	$–	–	$–	–	$–

Members' distribution	(556,180)	–	–	–	–	–	–
Net income	–	–	–	–	–	–	–
Balance, June 30, 2020	$(1,338,191)	–	$–	–	$–	–	$–

Acquisition of business	1,338,191	50,000,000	50,000	5,000	5	10,000	10
Common shares issued for acquisition	–	–	–	–	–	–	–
Liability paid by shareholder	–	–	–	–	–	–	–
Debt discount issued in conjunction with debt	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–
Balance, September 30, 2020	$–	50,000,000	$50,000	5,000	$5	10,000	$10

Balance, December 31, 2020	$–	50,000,000	$50,000	5,000	$5	10,000	$10
Net loss	–	–	–	–	–	–	–
Balance, March 31, 2021	$–	50,000,000	$50,000	5,000	$5	10,000	$10

Net loss	–	–	–	–	–	–	–
Balance, June 30, 2021	$–	50,000,000	$50,000	5,000	$5	10,000	$10

Net loss	–	–	–	–	–	–	–
Balance, September 30, 2021	$–	50,000,000	$50,000	5,000	$5	10,000	$10

	Common Stock		Additional paid	Retained Earnings (Accumulated
	Shares	Amount	in capital	Deficit)	Total

Balance, December 31, 2019	–	$–	$–	$(97,312)	$(97,312)
Acquisition of common shares in exchange for due to related party	–	–	–	–	(750,000)
Members' distribution	–	–	–	–	(32,011)
Net income	–	–	–	179,531	179,531
Balance, March 31, 2020	–	$–	$–	$82,219	$(699,792)

Members' distribution	–	–	–	–	(556,180)
Net income	–	–	–	643,697	643,697
Balance, June 30, 2020	–	$–	$–	$725,916	$(612,275)

Acquisition of business	12,645,255	12,645	(1,811,435)	–	(410,584)
Common shares issued for acquisition	60,000,000	60,000	–	–	60,000
Liability paid by shareholder	–	–	47,586	–	47,586
Debt discount issued in conjunction with debt	–	–	220,000	–	220,000
Net loss	–	–	–	(101,672)	(101,672)
Balance, September 30, 2020	72,645,255	$72,645	$(1,543,849)	$624,244	$(796,945)

Balance, December 31, 2020	76,340,735	$76,340	$(879,312)	$(647,914)	$(1,400,871)
Net loss	–	–	–	(214,531)	(214,531)
Balance, March 31, 2021	76,340,735	$76,340	$(879,312)	$(862,445)	$(1,615,402)

Net loss	–	–	–	(109,078)	(109,078)
Balance, June 30, 2021	76,340,735	$76,340	$(879,312)	$(971,523)	$(1,724,480)

Net loss	–	–	–	(1,323,024)	(1,323,024)
Balance, September 30, 2021	76,340,735	$76,340	$(879,312)	$(2,294,547)	$(3,047,504)

See notes to unaudited condensed financial statements

THUNDER ENERGIES CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net (loss) income	$(1,646,633)	$721,556
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	44,959	6,411
Amortization expense	7,755	1,817
Accretion of debt discount	331,388	61,262
Change in fair value of derivative liability	(41,923)	21,480
Impairment of assets	510,182	–
Bad debt expense	–	(848)
Changes in operating assets and liabilities:
Accounts receivable, net	68,403	(610,204)
Inventories, net	32,161	5,180
Prepaid expenses	189,550	(94,103)
Other current assets	–	(24,799)
Accounts payable	153,021	(191,615)
Customer advance payments	(372,240)	362,863
Accrued interest	832,083	147,371
Other current liabilities	(26,062)	113,956
Net cash provided by operating activities	82,644	520,327

Cash flows from investing activities:
Purchase of intangible assets	–	(77,550)
Purchases of equipment	(15,337)	(64,712)
Net cash used in investing activities	(15,337)	(142,262)

Cash flows from financing activities:
Proceeds from loan payable to shareholder	–	57,500
Repayment of due from related party	(243,000)	(286,757)
Repayments of loan payable to shareholder	(66,600)	–
Repayments of short term notes payable	(51,545)	(20,000)
Proceeds from related party	–	182,599
Proceeds from short term convertible notes payable	–	220,000
Proceeds from short term notes payable	–	221,065
Proceeds from long term notes payable	200,000	–
Distributions to members, net	–	(732,691)
Net cash used in financing activities	(161,145)	(358,284)

Net (decrease) increase in cash	(93,838)	19,781

Cash at beginning of period	97,503	36,060
Cash at end of period	$3,665	$55,841

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Acquisition of common shares in exchange for due to related party	$–	$750,000
Debt discount issued in conjunction with debt	$–	$220,000
Common shares issued for acquisition	$–	$60,000
Liability paid by shareholder	$–	$47,586

See notes to unaudited condensed financial statements

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

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

Filing of Complaint Against Certain Former Officers and Other Parties

On October 14, 2021 Nature Consulting, LLC, a wholly owned subsidiary, filed a complaint in the United States District Court of the Southern District of Florida against Or-El Ben Simon, individually, Adam Levy (previously the Chief Executive Officer of the Company), individually, Solange Baruk (previously a bookkeeper of the Company), individually, DVP Distro, LLC, a Florida limited liability company, Custom Graphics 2011, Inc. a Florida corporation, Beso Group, LLC, a Florida limited liability company, and Tops Consulting, LLC a Florida limited liability company (collectively, the “Defendants”).

Ben Simon and those in active consort with him have effectively hijacked Nature’s assets under the threat of force and physical violence. Moreover, they have systematically divested Nature of its assets, moved into its physical location without reason, and have otherwise converted its assets.

During this time, Defendants also assumed control of all computers belonging to Nature – including its Office365 access and database registered to Nature and using the domains of “@thpcbd.com,” “@thehemplug.com,” and “@natureconsulting.com.”

Additionally, Defendants looted and destroyed the premises leased by Nature, as follows:

a.	Defendants commandeered all inventory belonging to Nature and refused to distribute to clients;

b.	Defendants commandeered a forklift belonging to Nature;

c.	Defendants have taken possession of all of Nature’s furniture, computers, printers, packaging, machineries, office supplies, phone systems, televisions, security cameras and other electronics;

d.	Defendants have discarded in a large trash container Nature’s merchandise, customer labels, catalogues, business cards, desks, office decorations and other inventory;

e.	Defendants destroyed Nature’s property by stripping its headquarters of all aesthetic enhancements and signage;

f.	Defendants assumed control of all e-mail accounts belonging to Nature and have intercepted Nature’s communications sent to the domain “@thpcbd.com,” “@thehemplug.com,” and “@natureconsulting.com”; and,

g.	Defendants have terminated Nature’s contracts with other vendors – to do this, they have used the commandeered “@thpcbd.com,” “@thehemplug.com,” and “@natureconsulting.com” email addresses.

Furthermore, Defendants’ conduct have impeded the fulfillment of orders already paid for by Nature’s clients. This has caused Nature’s clients to threaten Nature with suit and to otherwise end their business relationships with Nature due to Nature’s failure to satisfy orders. Even if Nature wanted to operate, due to the unlawful interception of its communications with clients and vendors, it would be impossible.

Nature Consulting, LLC has demanded a jury trial to adjudicate this complaint.

As a result of the actions of the Defendants, the Company recorded an impairment charge of $510,182 during the three and nine month ended September 30, 2021 comprised of the following:

September 30,
Impairment charges:	2021
Prepaids	$(12,500)
Inventories	(136,309)
Net office equipment	(18,586)
Net computer equipment	(15,283)
Net machinery and equipment	(21,782)
Net leasehold improvements	(79,665)
Net website	(64,100)
Net operating lease right-of-use assets	(306,902)
Deposits	(24,799)
Due to related party(1)	169,744
Total impairment charges	$(510,182)

_________________

(1)	The Company has included due to related party of $169,744 within the impairment charge above as these amounts have been used to settle the assets, as impaired, which have been commandeered, discarded, destroyed and taken possession of by the defendant. This amount related to working capital loan taken from the defendants.

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

Going Concern

The Company had an accumulated deficit of approximately $2,295,000 at September 30, 2021, had a working capital deficit of approximately $2,284,000 at September 30, 2021, had net loss of approximately $1,323,000 and $1,647,000 for the three and nine months ended September 30, 2021, respectively, and a net loss of approximately $102,000 and a net profit of $722,000 for the three and nine months ended September 30, 2020, respectively, and net cash provided by operating activities of approximately $83,000 and $520,000 for the nine months ended September 30, 2021 and 2020, respectively, with limited revenue earned since inception, and a lack of operational history. In addition, there are no assets to satisfy the liabilities that exist on September 30, 2021. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: inventory valuation, recoverability of all assets, amortization of intangible assets, depreciation of property and equipment, allowance for doubtful accounts, the recoverability of intangibles, derivative valuation, and lease asset amortization. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Cash

The Company’s cash is held in bank accounts in the United States and is insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company has not experienced any cash losses.

Accounts Receivable

Accounts receivable are non-interest-bearing obligations due under normal course of business. Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company has an allowance for doubtful accounts of $147,357 and $14,350 as of September 30, 2021 and December 31, 2020, respectively.

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

Advertising and Marketing Expenses

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. Advertising and marketing expense was $39,883 and $391,850, and $151,600 and $325,245 for the three and nine months ended September 30, 2021 and 2020, respectively.

Revenue Recognition

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

A description of our principal revenue generating activities are as follows:

Sales – The Company offers consumer CBD and hemp products through its online websites. During the three and nine months ended September 30, 2021 and 2020, the Company recorded sales of $335,095 and $3,777,276, and $1,296,431 and $3,577,162, respectively.

Mask sales – As a result of the COVID 19 pandemic, in 2020, the Company entered into the sale of KN95 masks but had to dispose of them at a loss. During the three and nine months ended September 30, 2021 and 2020, the Company recorded mask sales of $0 and $0, and $0 and $3,054,200, respectively.

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

Customer Advance Payments

Customer advance payments consists of customer orders paid in advance of the delivery of the order. Customer advance payments are classified as short-term as the typical order ships within approximately three weeks of placing the order. Customer advance payments are recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met. Customer advance payments were $150,018 and $522,258, as of September 30, 2021 and December 31, 2020, respectively, which were recognized as revenue during the subsequent period. Customer advance payments are included in current liabilities in the accompanying condensed consolidated Balance Sheets. The Company’s ability to fulfill these orders have been impaired (see Note 1).

Inventories

The Company manufactures its own products made to order and when completed are shipped to the customer. The Company's inventories are valued by the first-in, first-out ("FIFO") cost method and are stated at the lower of cost or net realizable value. The Company had inventory of $0 and $168,470, mostly consisting of raw materials, as of September 30, 2021 and December 31, 2020, respectively. See Note 1 along with Note 14 for impairment discussion as of September 30, 2021.

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

Impairment of Long-lived Assets

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There are no impairments as of December 31, 2020. See Note 1 along with Note 14 for impairment discussion as of September 30, 2021.

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

Leases

In accordance with ASC 842, Leases, the Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease liability. ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liability represents the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. The Company’s lease arrangements generally do not provide an implicit interest rate. As a result, in such situations the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU asset and liability. Lease expense for the operating lease is recognized on a straight-line basis over the lease term. The Company has a lease agreement with lease and non-lease components, which are accounted for as a single lease component. See Note 1 along with Note 14 for impairment discussion as of September 30, 2021.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2021, the fair value of accounts receivable, accounts payable, accrued expenses, derivative liability, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The following table summarize the Company’s fair value measurements by level at September 30, 2021 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability	$–	$–	$82,257

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	September 30, 2021	December 31, 2020
Options to purchase shares of common stock	–	–
Series A convertible preferred stock	50,000,000	50,000,000
Series B convertible preferred stock	5,000,000	5,000,000
Series C convertible preferred stock	10,000,000	10,000,000
Total potentially dilutive shares	65,000,000	65,000,000

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of December 31, 2020. See Note 1 along with Note 14 for impairment discussion as of September 30, 2021.

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

There was one customer that accounted for 10% or more of total revenues, comprising of 12.6% and 22.3%, for the three and nine months ended September 30, 2021, respectively, and three and two customers that accounted for 49.4% and 35.4% of total revenue for the three and nine months ended September 30, 2020, respectively. There were no customers that accounted for 10% or more of accounts receivable of accounts receivable at September 30, 2021 and three customers that accounted for 78% of accounts receivable at December 31, 2020.

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

There were no suppliers that accounted for 10% or more of total expenditures for the three and nine months ended September 30, 2021 and 2020. There were three suppliers that accounted for 42% and 60% of accounts payable at September 30, 2021 and December 31, 2020, respectively.

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

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following as of:

	Estimated Life	September 30, 2021	December 31, 2020

Office equipment and furniture	5 years	$–	$21,782
Computer equipment	3 years	–	24,727
Machinery and equipment	5 years	–	17,415
Leasehold Improvements	Shorter of the estimated useful life or lease term	–	114,491
Accumulated depreciation		–	(13,477)
		–	$164,938

Depreciation expense was $0 and $44,959 for the three and nine months ended September 30, 2021, respectively, and $3,222 and $6,411 for the three and nine months ended September 30, 2020, respectively, and is classified in general and administrative expenses in the Statements of Operations. See Note 1 along with Note 14 for impairment discussion as of September 30, 2021.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Estimated Life	September 30, 2021	December 31, 2020

Website	5 years	$–	$77,550
Accumulated amortization		–	(5,695)
		$–	$71,855

Amortization
Year ending:	Expense
2021 (remaining three months)	$–
Total amortization	$–

Amortization expense was $0 and $7,755 for the three and nine months ended September 30, 2021, respectively, and $1,207 and $1,817 for the three and nine months ended September 30, 2020, respectively, and is classified in general and administrative expenses in the Statements of Operations. See Note 1 along with Note 14 for impairment discussion as of September 30, 2021.

NOTE 6 – DEBT TO FORMER SHAREHOLDER

On March 1, 2020, the members of Nature entered into the Ownership Interest Purchase Agreement (“Ownership Agreement”) whereby Yogev Shvo, a member of the Company, acquired the remaining 50% member ownership (“Seller”) giving Mr. Shvo 100% member ownership of the Company. As consideration for the Ownership Agreement, the Seller received a Promissory Note of $750,000. The Promissory Note bears interest at 15% per annum and matures March 1, 2022, as amended on June 30, 2021. During the nine months ended September 30, 2021, the Company made repayments of $193,000 and has a balance of $72,743 under Due to Related Parties in the accompanying Balance Sheet at September 30, 2021. The Note is secured with the assets of the Company pursuant to a security agreement dated March 1, 2020. In addition, the Company’s Chairman has personally guaranteed the Note.

The Company borrows funds from related parties for working capital purposes from time to time. The Company has recorded the principal balance due of $0 under Due to Related Parties in the accompanying Balance Sheet at September 30, 2021. The Company received no advances and made repayments of $50,000 during the nine months ended September 30, 2021. Advances are non-interest bearing and due on demand. See Note 1 along with Note 14 for impairment discussion as of September 30, 2021.

NOTE 7 – LOANS PAYABLE

Economic Injury Disaster Loan

On May 14, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business.

Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the Company borrowed an aggregate principal amount of the EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 14, 2021 (twelve months from the date of the SBA Note) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company also received a $7,000 grant, which does not have to be repaid, was recorded in Other Income in the Statements of Operations in April 2020. During the nine months ended September 30, 2021, the Company made repayments of $1,462 and has a balance of $149,490 under Long term notes payable in the accompanying Balance Sheet at September 30, 2021.

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

Year ending:	EIDL	PPP	Total
2021 (remaining three months)	$1,533	$–	$1,533
2022	3,203	–	3,203
2023	3,327	–	3,327
2024	3,440	–	3,440
2025	3,588	–	3,588
Thereafter	134,399	200,000	334,399
Total liability	$149,490	$200,000	$349,490

NOTE 8 – LOAN PAYABLE TO SHAREHOLDER

The Company borrows funds from shareholders from time to time for working capital purposes. During the three and nine months ended September 30, 2021, the Company had no additional borrowings and made repayments of $66,600 and has a balance of $1,805 at September 30, 2021. Advances are non-interest bearing and due on demand.

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

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $82,257, recorded a change in derivative liability of $41,923 and $38,673, and $21,480 and $21,480, during the three and nine months ended September 30, 2021 and 2020, respectively.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $7,568 and $22,450 during the three and nine months ended September 30, 2021, respectively. No default interest was recorded for the three and nine month periods ended September 30, 2020.

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

The principal balance due at September 30, 2021 is $220,000 and is presented as a short-term liability in the balance sheet of $112,712, net of unamortized debt discount of $107,288.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. In exchange for the Agreement, the Company agreed to pay a one-time interest charge of $11,680 in the three months ended June 30, 2021.

Long Term

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

The principal balance due at October 16, 2022 is $600,000 and is presented as a long term liability in the balance sheet of $286,850, net of unamortized debt discount of $313,150.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021, the Convertible Notes Payable were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. Therefore, no default interest has been accrued in these financial statements.

Promissory Debenture

On February 15, 2020 and on May 14, 2020, the Company entered into Promissory Agreement and Convertible Debentures (“Promissory Debentures”) with Emry for a principal sum of $70,000 (which was paid in two tranches: $50,000, paid on February 15, 2020, and $20,000, paid in April 2020) and $48,000 (which was paid in three tranches: $23,000, paid on May 14, 2020, $15,000, paid on May 22, 2020, and $10,000, paid on June 8, 2020), respectively. The Promissory Debentures bear interest, both before and after default, at 15% per month, calculated and compounded monthly. At the election of the holder, at any time during the period between the date of issuance and the one-year anniversary of the Promissory Debentures, the Promissory Debentures are convertible into shares of the Company’s common stock at any time at a conversion price of $0.001 per share. In addition, the Promissory Debentures provide for an interest equal to 15% of the TNRG annual sales, payable on the 2nd day following the date of issuance of the Company’s audited financial statements.

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

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021, the Promissory Debentures were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the $48,000 note related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. The $35,000 note provides for no default penalties.

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

Effective July 1, 2020, the Company’s customer sales office space is located at 3323 NE 163rd Street, Suite 405, North Miami Beach, Florida. This facility is leased in monthly installments of approximately $8,266 plus Florida Sales Tax. The monthly rent shall be increased by three percent (3%) per annum each succeeding lease year. Effective January 1, 2021 up to June 30, 2021, the Company entered into sublease arrangement with a third party for the remaining term of the lease whereby the sublessee is to pay the monthly rent on behalf of the Company to the Head Lessor or to the Company for further payment.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Nine Months ended September 30,		Three Months ended September 30,

	2021	2020	2021	2020
Operating lease expense	$177,720	$123,243	$59,240	$58,821
Short term lease cost	$225	$1,797	$–	$674
Total lease expense	$177,945	$125,040	$59,240	$59,495
Less: Rental income through sub-lease	$(49,823)	$–	$–	$–
Net lease expense	$128,122	$125,040	$59,240	$59,495

In accordance with ASC 842, other information related to leases was as follows:

Nine Months ended September 30,	2021	2020
Operating cash flows from operating leases	$177,720	$123,243
Cash paid for amounts included in the measurement of lease liabilities	$176,784	$119,744

Weighted-average remaining lease term—operating leases	1.78 years	2.60 years
Weighted-average discount rate—operating leases	8%	8%

In accordance with ASC 842, maturities of operating lease liabilities as of September 30, 2021 were as follows:

Operating
Year ending:	Lease
2021 (remaining three months)	$59,444
2022	170,668
2023	106,814
Total undiscounted cash flows	$336,926

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	1.78 years
Weighted-average discount rate	8%
Present values	$314,835

Lease liabilities—current	187,754
Lease liabilities—long-term	127,081
Lease liabilities—total	$314,835

Difference between undiscounted and discounted cash flows	$22,091

Operating lease cost was $59,240 and $177,720, and $58,821 and $123,243 for the three and nine months ended September 30, 2021 and 2020, respectively.

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

The following table sets forth the computation of basic and diluted net income per share:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020

Net (loss) profit attributable to the common stockholders	$(1,646,633)	$721,556	$(1,323,024)	$(101,672)

Basic weighted average outstanding shares of common stock	76,340,735	22,128,575	76,340,735	43,297,429
Dilutive effect of options and warrants	–	–	–	–
Diluted weighted average common stock and common stock equivalents	76,340,735	22,128,575	76,340,735	43,297,429

(Loss) profit per share:
Basic and diluted	$(0.02)	$0.03	$(0.02)	$(0.00)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On April 24, 2019, we entered into a 3 year lease, commencing July 1, 2019, for 9,525 square feet of office/ warehouse space located at 3017 Greene Street, Hollywood, Florida. The rent per month is $10,319 with rent increasing three percent each year. The rent for the three and nine months ended September 30, 2021 and 2020 was $32,211 and $96,633, and $32,211 and $96,633, respectively, and the lease expires on June 30, 2022. See Note 1 for impairment discussion as of September 30, 2021.

On June 24, 2020, we entered into a 42 month lease, commencing July 1, 2020, for our sales office space located at 3323 NE 163rd Street, Suite 405, North Miami Beach, Florida. The rent per month is $8,266 with rent increasing three percent each year. The rent for the three and nine months ended September 30, 2021 and 2020 was $25,771 and $77,314, $25,771 and $25,771, respectively, and the lease expires on December 31, 2023. Effective January 1, 2021, the Company entered into sublease arrangement whereby the sublessee is to pay the monthly rent on behalf of the Company. The sublessee paid rent of $0 and $49,823, and $0 and $0 for the three and nine months ended September 30, 2021 and 2020, respectively. See Note 1 along with Note 14 for impairment discussion as of September 30, 2021.

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

First Capital Venture

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

Rocket Systems

On October 13, 2021, Rocket Systems, Inc. (“Plaintiff”) filed a complaint against Nature Consulting LLC (“Nature”) in the pending 17th Judicial Circuit Court in and for Broward County, Florida, (the “Florida Court”), Case Number CACE-21-018840 (the “Complaint”).

The complaint alleges that the Plaintiff paid Nature a deposit of $50,000 for the delivery of Nature products. According to the Complaint, Nature delivered $6,188 of the product but failed to deliver the remaining $43,812 of product.

Plaintiff has demanded that the remainder of the product order be canceled and the refund of $43,8712. In addition, the Plaintiff is seeking prejudgment interest and costs of this action.

The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements except that Nature has recorded a reserve of $43,812 as of September 30, 2021. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

Guarantees

The Company's Promissory Note is collateralized by substantially all of the Company's assets and is personally guaranteed by the Company's CEO.

Employment Contracts

The Company has no employment contracts with its key employees.

NOTE 15 – SUBSEQUENT EVENTS

On October 13, 2021, Rocket Systems, Inc. (“Plaintiff”) filed a complaint against Nature Consulting LLC (“Nature”) in the pending 17th Judicial Circuit Court in and for Broward County, Florida, (the “Florida Court”), Case Number CACE-21-018840 (the “Complaint”). See Note 14 for detailed disclosure.

On October 14, 2021 Nature Consulting, LLC, a wholly owned subsidiary, filed a complaint in the United States District Court of the Southern District of Florida against Or-El Ben Simon, individually, Adam Levy (previously the Chief Executive Officer of the Company), individually, Solange Baruk (previously a bookkeeper of the Company), individually, DVP Distro, LLC, a Florida limited liability company, Custom Graphics 2011, Inc. a Florida corporation, Beso Group, LLC, a Florida limited liability company, and Tops Consulting, LLC a Florida limited liability company (collectively, the “Defendants”). The complaint alleges that the Defendants assumed control of Nature Consulting, LLC and in doing so:

(a)	Violated the Electronic Communications Privacy Act, 18 U.S.C. ss2511

(b)	Violated the Stored Communications Act, 18 U.S.C. ss2701

(c)	Violated the Computer Fraud and Abuse Act, 18 U.S.C. ss1030

(d)	Committed Conversion in the taking control of Nature Consulting, LLC’s premises (Ben Simon, DVP, Custom, Beso and Tops)

(e)	Committed Tortious Interference with Prospective Economic Opportunities

(f)	Committed Breach of Fiduciary Duty of Loyalty (Baruk)

(g)	Committed Civil Conspiracy (Ben Simon, Levy and Baruk)

(h)	Violated the Defend Trade Secrets Act Theft of Trade Secrets, 18 U.S.C. ss1832

See Note 1 above for detailed disclosure.

On October 22, 2021 the Company entered into a lease termination agreement (“Lease Termination”) with Canal Park Office to terminate the Company’s North Miami Beach, Florida office space. The Termination Agreement allows Canal Park Office to retain the security deposit of $24,799 and to be paid $21,000. The Company was released from any other obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Explanatory Note

On October 14, 2021 Nature Consulting, LLC, a wholly owned subsidiary, filed a complaint in the United States District Court of the Southern District of Florida against Or-El Ben Simon, individually, Adam Levy (previously the Chief Executive Officer of the Company), individually, Solange Baruk (previously a bookkeeper of the Company), individually, DVP Distro, LLC, a Florida limited liability company, Custom Graphics 2011, Inc. a Florida corporation, Beso Group, LLC, a Florida limited liability company, and Tops Consulting, LLC a Florida limited liability company (collectively, the “Defendants”). The complaint alleges that the Defendants assumed control of Nature Consulting, LLC and in doing so:

(a)	Violated the Electronic Communications Privacy Act, 18 U.S.C. ss2511

(b)	Violated the Stored Communications Act, 18 U.S.C. ss2701

(c)	Violated the Computer Fraud and Abuse Act, 18 U.S.C. ss1030

(d)	Committed Conversion in the taking control of Nature Consulting, LLC’s premises (Ben Simon, DVP, Custom, Beso and Tops)

(e)	Committed Tortious Interference with Prospective Economic Opportunities

(f)	Committed Breach of Fiduciary Duty of Loyalty (Baruk)

(g)	Committed Civil Conspiracy (Ben Simon, Levy and Baruk)

(h)	Violated the Defend Trade Secrets Act Theft of Trade Secrets, 18 U.S.C. ss1832

Ben Simon and those in active consort with him have effectively hijacked Nature’s assets under the threat of force and physical violence. Moreover, they have systematically divested Nature of its assets, moved into its physical location without reason, and have otherwise converted its assets.

During this time, Defendants also assumed control of all computers belonging to Nature – including its Office365 access and database registered to Nature and using the domains of “@thpcbd.com,” “@thehemplug.com,” and “@natureconsulting.com.”

Additionally, Defendants looted and destroyed the premises leased by Nature, as follows:

a.	Defendants commandeered all inventory belonging to Nature and refused to distribute to clients;

b.	Defendants commandeered a forklift belonging to Nature;

c.	Defendants have taken possession of all of Nature’s furniture, computers, printers, packaging, machineries, office supplies, phone systems, televisions, security cameras and other electronics;

d.	Defendants have discarded in a large trash container Nature’s merchandise, customer labels, catalogues, business cards, desks, office decorations and other inventory;

e.	Defendants destroyed Nature’s property by stripping its headquarters of all aesthetic enhancements and signage;

f.	Defendants assumed control of all e-mail accounts belonging to Nature and have intercepted Nature’s communications sent to the domain “@thpcbd.com,” “@thehemplug.com,” and “@natureconsulting.com”; and,

g.	Defendants have terminated Nature’s contracts with other vendors – to do this, they have used the commandeered “@thpcbd.com,” “@thehemplug.com,” and “@natureconsulting.com” email addresses.

Furthermore, Defendants’ conduct have impeded the fulfillment of orders already paid for by Nature’s clients. This has caused Nature’s clients to threaten Nature with suit and to otherwise end their business relationships with Nature due to Nature’s failure to satisfy orders. Even if Nature wanted to operate, due to the unlawful interception of its communications with clients and vendors, it would be impossible.

Nature Consulting, LLC has demanded a jury trial to adjudicate this complaint.

As a result of the actions of the Defendants, the Company recorded an impairment charge of $510,182 during the three and nine month ended September 30, 2021 comprised of the following:

September 30,
Impairment charges:	2021
Prepaids	$(12,500)
Inventories	(136,309)
Net office equipment	(18,586)
Net computer equipment	(15,283)
Net machinery and equipment	(21,782)
Net leasehold improvements	(79,665)
Net website	(64,100)
Net operating lease right-of-use assets	(306,902)
Deposits	(24,799)
Due to related party(1)	169,744
Total impairment charges	$(510,182)

 _________________

(1) The Company has included due to related party of $169,744 within the impairment charge above as these amounts have been used to settle the assets, as impaired, which have been commandeered, discarded, destroyed and taken possession of by the defendant. This amount related to working capital loan taken from the defendants.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Energies Corporation for the period ended September 30, 2021 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

On March 24, 2020, the note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of September 30, 2021 and December 31, 2020.

Acquisition of TNRG Preferred Stock

On July 1, 2020, Yogev Shvo, a third-party individual and principal shareholder of Nature Consulting LLC (“Nature” or “Purchaser”) personally acquired 100% of the issued and outstanding shares of preferred stock (the “Preferred Stock”) of TNRG from Saveene Corporation, a Florida corporation (the “Seller”) (The “Purchase”). The purchase price of $250,000 for the Preferred Stock was paid in cash and was provided from the individual private funds of Purchaser.

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

On March 24, 2020, the note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of September 30, 2021.

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $82,257, recorded a change in derivative liability of $41,923 and $38,673, and $21,480 and $21,480, during the three and nine months ended September 30, 2021 and 2020, respectively.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $7,568 and $22,450 during the three and nine months ended September 30, 2021, respectively. No default interest was recorded for the three and nine month periods ended September 30, 2020.

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

The principal balance due at September 30, 2021 is $220,000 and is presented as a short-term liability in the balance sheet of $112,712, net of unamortized debt discount of $107,288.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. In exchange for the Agreement, the Company agreed to pay a one-time interest charge of $11,680 in the three months ended June 30, 2021.

Long Term

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

The principal balance due at October 16, 2022 is $600,000 and is presented as a long term liability in the balance sheet of $286,850, net of unamortized debt discount of $313,150.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021, the Convertible Notes Payable were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. Therefore, no default interest has been accrued in these financial statements.

Promissory Debenture

On February 15, 2020 and on May 14, 2020, the Company entered into Promissory Agreement and Convertible Debentures (“Promissory Debentures”) with Emry for a principal sum of $70,000 (which was paid in two tranches: $50,000, paid on February 15, 2020, and $20,000, paid in April 2020) and $48,000 (which was paid in three tranches: $23,000, paid on May 14, 2020, $15,000, paid on May 22, 2020, and $10,000, paid on June 8, 2020), respectively. The Promissory Debenture bears interest, both before and after default, at 15% per month, calculated and compounded monthly. At the election of the holder, at any time during the period between the date of issuance and the one-year anniversary of the Promissory Debenture, the Promissory Debenture is convertible into shares of the Company’s common stock at any time at a conversion price of $0.0001 per share. In addition, the Promissory Debenture provides for an interest equal to 15% of the Company’s annual sales, payable on the 2nd day following the date of issuance of the Company’s audited financial statements.

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

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021, the Promissory Debentures were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the $48,000 note related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. The $35,000 note provides for no default penalties.

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

On July 1, 2020, Yogev Shvo, a third-party individual and principal shareholder of Nature personally acquired 100% of the issued and outstanding shares of preferred stock (the “Preferred Stock”) of TNRG from Saveene Corporation, a Florida corporation (the “Seller”) (The “Purchase”). The purchase price of $250,000 for the Preferred Stock was paid in cash and was provided from the individual private funds of Purchaser.

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

Operating Lease

On October 22, 2021 the Company entered into a lease termination agreement (“Lease Termination”) with Canal Park Office to terminate the Company’s North Miami Beach, Florida office space. The Termination Agreement allows Canal Park Office to retain the security deposit of $24,799 and to be paid $21,000. The Company was released from any other obligations.

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

Description of Business, Principal Products, Services

Overview

We are a CBD and hemp company with production and distribution in the United States. We are a leader in the CBD and hemp consumer products segment, which includes the production, distribution and sale of a diverse range of CBD and hemp-based consumer products in the United States. Our mission is to become the leading seed-to-sale manufacturer and supplier of high-quality CBD products.

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

Because we are a small company with a limited operating history, we are at a competitive disadvantage against larger and well-capitalized companies which have a track record of success and operations. Therefore, our primary method of competition involves promoting our direct-to-consumer offering.

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

Number Of Total Employees And Number Of Full-Time Employees

At this time, the Company has 1 full time employee and no persons working part time in various functions.

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

A description of our principal revenue generating activities are as follows:

Other sales – The Company offers consumer CBD and hemp products through its online websites. During the three and nine months ended September 30, 2021 and 2020, the Company recorded other sales of $335,095 and $3,777,276, and $1,296,431 and $3,522,962, respectively.

Mask sales – As a result of the COVID 19 pandemic, in 2020, the Company entered into the sale of KN95 masks but had to dispose of them at a loss. During the three and nine months ended September 30, 2021 and 2020, the recorded mask sales of $0 and $0, and $0 and $3,054,200, respectively.

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

Results of Operations

Results of Operations for the Three Months ended September 30, 2021 and 2020.

The following discussion represents a comparison of our results of operations for the three months ended September 30, 2021 and 2020.  The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020

Net revenues	$335,095	$1,296,431
Cost of sales	207,133	383,790
Gross Profit	127,962	912,641
Operating expenses	497,346	757,577
Other expense	953,640	256,736
Net loss before income taxes	$(1,323,024)	$(101,672)

Net Revenues

Net revenues decreased by $961,336, or 74.2%, to $335,095 for the three months ended September 30, 2021 from $1,296,431 for the three months ended September 30, 2020. The decrease in revenue is primarily the result of a decrease in customer purchases of our other products.

Cost of Sales

Cost of sales decreased by $176,657, or 46.0%, to $207,133 for the three months ended September 30, 2021 from $383,790 for the three months ended September 30, 2020. As a percentage of revenue, other products cost of sales was 61.8% and 29.6% resulting in a gross margin of 38.2% and 70.4% for the three months ended September 30, 2021 and 2020, respectively, primarily due to the increased cost of retail products and the decrease in revenue and a reclassification of manufacturing labor to cost of sales from operating expenses.

Operating expenses

Operating expenses decreased by $260,231, or 34.4%, to $497,346 for the three months ended September 30, 2021 from $757,577 for the three months ended September 30, 2020 primarily due to decreases in marketing costs of $111,717, depreciation and amortization costs of $4,429, professional fees of $48,281, compensation costs of $94,459, consulting costs of $45,627, investor relations of $1,400, and travel expenses of $1,810, offset partially by increases in operating lease costs of $419, bad debt expense of $18,657, and shipping charges of $13,593, and general and administration costs of $14,823, as a result of reorganizing our administrative infrastructure, primarily employee costs, and refocusing our marketing initiatives to generate sales growth.

For the three months ended September 30, 2021, we had marketing expenses of $39,883 and general and administrative expenses of $457,463 primarily due to compensation costs of $168,381, consulting costs of $2,060, travel expenses of $1,904, operating lease costs of $59,240, professional fees of $49,030, shipping charges of $41,251, bad debts of $47,357, and general and administration costs of $88,240, as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the three months ended September 30, 2020, we had marketing expenses of $151,600 and general and administrative expenses of $605,977 primarily due to compensation costs of $262,840, consulting costs of $47,687, travel expenses of $3,714, operating lease costs of $58,821, professional fees of $97,311, depreciation and amortization costs of $4,429, shipping charges of $27,658, bad debts of $28,700, investor relations of $1,400, and general and administration costs of $73,417, as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

Other Expense

Other expense for the three months ended September 30, 2021 totaled $953,640 primarily due to interest expense in conjunction with debt discount of $103,342, the change in derivative liability of $38,673, and interest expense on notes payable of $378,789, and impairment of assets of $510,182. Other expense for the three months ended September 30, 2020 totaled $256,736 primarily due to interest expense on notes payable of $117,494, interest expense in conjunction with debt discount of $61,262, the change in derivative liability of $21,480, and other expense of $56,500.

Net loss before income taxes

Net loss before income taxes for the three months ended September 30, 2021 totaled $1,323,024 primarily due to revenue of $335,095 and (increases/decreases) in compensation costs, professional fees, consulting costs, marketing costs, operating lease costs, shipping charges, travel costs, bad debts, and general and administration costs compared to a net loss of $101,672 for the three months ended September 30, 2020 primarily due to revenue of $1,296,431 and (increases/decreases) in compensation costs, professional fees, consulting costs, marketing costs, operating lease costs, depreciation and amortization, investor relations costs, bad debts, shipping charges, travel costs, and general and administration costs.

Assets and Liabilities

Assets were $3,665 as of September 30, 2021. Assets consisted primarily of cash of $3,665. Liabilities were $3,051,169 as of September 30, 2021. Liabilities consisted primarily of accounts payable of $305,167, due to related party of $72,743, loan payable to shareholder of $1,805, customer advance payments of $150,018, derivative liability of $82,257, accrued interest of 1,206,526, long term notes payable of $349,490, convertible notes payable of $568,328, net of unamortized debt discount of $420,438, and operating lease liabilities of $314,835.

Results of Operations for the Nine Months ended September 30, 2021 and 2020.

The following discussion represents a comparison of our results of operations for the nine months ended September 30, 2021 and 2020.  The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period.  In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Net revenues	$3,777,276	$6,577,162
Cost of sales	1,582,799	3,743,271
Gross Profit	2,194,477	2,833,891
Operating expenses	2,208,428	1,828,122
Other expense	1,632,682	284,213
Net (loss) profit before income taxes	$(1,646,633)	$721,556

Net Revenues

Net revenues decreased by $2,799,886, or 42.6%, to $3,777,276 for the nine months ended September 30, 2021 from $6,577,162 for the nine months ended September 30, 2020. The decrease in revenue is primarily the result of a decrease in mask sales of $3,054,200, or 100.0%, to $0 for the nine months ended September 30, 2021 from $3,054,200 for the nine months ended September 30, 2020, offset primarily by an increase in customer purchases of our other products of $254,314 or 7.2%, to $3,777,276 for the nine months ended September 30, 2021 from $3,522,962 for the nine months ended September 30, 2020. As a result of the COVID 19 pandemic, in 2020, the Company entered into the sale of KN95 masks but had to dispose of them at a loss.

Cost of Sales

Cost of sales decreased by $2,160,472, or 57.7%, to $1,570,157 for the nine months ended September 30, 2021 from $3,743,271 for the nine months ended September 30, 2020. As a percentage of revenue, other products cost of sales was 41.9% and 14.2% resulting in a gross margin of 58.1% and 85.8% for the nine months ended September 30, 2021 and 2020, respectively, primarily due to reduced cost of retail products, offset partially by the increase in revenue and a reclassification of manufacturing labor to cost of sales from operating expenses. The increased cost of other products was a result of a transition from purchasing manufactured products from suppliers in 2019 to producing our own products in 2020 and a reclassification of manufacturing labor to cost of sales from operating expenses. As a percentage of revenue, mask cost of sales was 0% and 106.2% resulting in a gross margin of 0% and (6.2)% for the nine months ended September 30, 2021 and 2020, respectively.

Operating expenses

Operating expenses increased by $380,306, or 20.8%, to $2,208,428 for the nine months ended September 30, 2021 from $1,828,122 for the nine months ended September 30, 2020 primarily due to increases in marketing costs of $66,605, depreciation and amortization costs of $44,486, professional fees of $66,946, compensation costs of $17,274, operating lease costs of $4,879, shipping charges of $84,550, bad debts of $104,307, and general and administration costs of $99,467, offset partially by decreases in consulting costs of $78,285 and travel expenses of $29,923, as a result of reorganizing our administrative infrastructure, primarily employee costs, and refocusing our marketing initiatives to generate sales growth.

For the nine months ended September 30, 2021, we had marketing expenses of $391,850 and general and administrative expenses of $1,816,578 primarily due to compensation costs of $766,858, consulting costs of $44,616, travel expenses of $15,194, operating lease costs of $128,122, professional fees of $180,257, depreciation and amortization costs of $52,714, investor relations costs of $1,200, shipping charges of $223,573, bad debt of $133,007 and general and administration costs of $271,037, as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the nine months ended September 30, 2020, we had marketing expenses of $325,245 and general and administrative expenses of $1,502,877 primarily due to compensation costs of $749,584, consulting costs of $122,901, travel expenses of $45,117, operating lease costs of $123,243, professional fees of $113,311, depreciation and amortization costs of $8,228, shipping charges of $139,023, bad debt of $28,700, and general and administration costs of $171,370, as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

Other Expense

Other expense for the nine months ended September 30, 2021 totaled $1,632,682 primarily due to interest expense in conjunction with debt discount of $331,388, the change in derivative liability of $41,923, and interest expense on notes payable of $833,035, and impairment of assets of $510,182. Other expense for the nine months ended September 30, 2020 totaled $284,213 primarily due to interest expense on notes payable of $147,471, interest expense in conjunction with debt discount of $61,262, the change in derivative liability of $21,480, other expense of $61,000, and other income of $7,000.

Net (loss) profit before income taxes

Net loss before income taxes for the nine months ended September 30, 2021 totaled $1,646,633 primarily due to revenue of $3,777,276 and (increases/decreases) in compensation costs, professional fees, consulting costs, marketing costs, investor relations costs, operating lease costs, depreciation and amortization, shipping charges, travel costs, bad debts, and general and administration costs compared to a net profit of $721,556 for the nine months ended September 30, 2020 primarily due to revenue of $6,577,162 and (increases/decreases) in compensation costs, professional fees, consulting costs, marketing costs, operating lease costs, depreciation and amortization, investor relations costs, shipping charges, travel costs, bad debts, and general and administration costs.

Liquidity and Capital Resources.

General – Overall, we had a decrease in cash flows of $93,838 in the nine months ended September 30, 2021 resulting from cash provided by operating activities of $82,644, cash used in investing activities of $15,337, and cash used in financing activities of $161,145.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Net cash provided by (used in):
Operating activities	$82,644	$520,327
Investing activities	(15,337)	(142,262)
Financing activities	(161,145)	(358,284)
Net increase (decrease) in cash	$(93,838)	$19,781

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Cash Flows from Operating Activities – For the nine months ended September 30, 2021, net cash provided by operating activities was $82,644. Net cash used in operations was primarily due to a net loss of $1,646,633, and the changes in operating assets and liabilities of $876,916, primarily due to the net changes in accrued interest of $832,083, inventories of $32,161, prepaid expenses of $189,550, accounts receivable of $68,403, and accounts payable of $153,021, offset primarily by the change in customer advance payments of $372,240, and other current liabilities of $26,062. In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net profit from the accretion of the debt discount of $331,388, depreciation expense of $44,959, and amortization expense of $7,755, and impairment of assets of $510,182, offset primarily by the change in derivative liability of $41,923.

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

Cash Flows from Investing Activities – For the nine months ended September 30, 2021, net cash used in investing activities was $15,337 due to purchases of equipment. For the nine months ended September 30, 2020, net cash used in investing activities was $142,262 due to purchases of equipment and intangible assets.

Cash Flows from Financing Activities – For the nine months ended September 30, 2021, net cash used in financing activities was $161,145 due to repayments of short-term notes payable $51,545, repayments of loan payable to shareholder of $66,600, repayment of due from related party of $243,000, offset primarily by proceeds from long term notes payable of $200,000. For the nine months ended September 30, 2020, net cash provided by financing activities was $358,284 due to advances from shareholders, net of $57,500, proceeds from short-term notes payable of $221,065, repayments of short-term notes payable of $20,000, proceeds from related party of $182,599, repayments of due to related party of $286,757, the proceeds from convertible notes payable of $220,000, and contributions to members, net of $732,691.

Financing – We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to implement our strategy. We do not have the necessary cash and revenue to satisfy our cash requirements for the next twelve months. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Due to Former Shareholder

On March 1, 2020, the members of Nature entered into the Ownership Interest Purchase Agreement (“Ownership Agreement”) whereby Yogev Shvo, a member of the Company, acquired the remaining 50%-member ownership (“Seller”) giving Mr. Shvo 100%-member ownership of the Company. As consideration for the Ownership Agreement, the Seller received a Promissory Note of $750,000. The Promissory Note bears interest at 15% per annum and March 1, 2022, as amended on June 30, 2021. During the nine months ended September 30, 2021, the Company made repayments of $193,000 and has a balance of $72,743 under Due to Related Parties in the accompanying Balance Sheet at September 30, 2021. The Note is secured with the assets of the Company pursuant to a security agreement dated March 1, 2020. In addition, the Company’s Chairman has personally guaranteed the Note.

Loans Payable

Loan Payable to Shareholder

The Company borrows funds from shareholders from time to time for working capital purposes. During the three and nine months ended March 31, 2021, the Company had no additional borrowings and made repayments of $66,600 and has a balance of $1,805 at September 30, 2021. Advances are non-interest bearing and due on demand.

Economic Injury Disaster Loan

On May 14, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business.

Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the Company borrowed an aggregate principal amount of the EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 14, 2021 (twelve months from the date of the SBA Note) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company also received a $7,000 grant, which does not have to be repaid, was recorded in Other Income in the Statements of Operations in April 2020. During the nine months ended September 30, 2021, the Company made repayments of $1,462 and has a balance of $149,490 under Long term notes payable in the accompanying Balance Sheet at September 30, 2021.

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

On March 24, 2020, the note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of September 30, 2021.

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $82,257, recorded a change in derivative liability of $41,923 and $38,673, and $21,480 and $21,480, during the three and nine months ended September 30, 2021 and 2020, respectively.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $7,568 and $22,450 during the three and nine months ended September 30, 2021, respectively. No default interest was recorded for the three and nine month periods ended September 30, 2020.

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

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. In exchange for the Agreement, the Company agreed to pay a one-time interest charge of $11,680 in the three months ended June 30, 2021.

Long Term

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

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021, the Convertible Notes Payable were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. Therefore, no default interest has been accrued in these financial statements.

Promissory Debenture

On February 15, 2020 and on May 14, 2020, the Company entered into Promissory Agreement and Convertible Debentures (“Promissory Debentures”) with Emry for a principal sum of $70,000 (which was paid in two tranches: $50,000, paid on February 15, 2020, and $20,000, paid in April 2020) and $48,000 (which was paid in three tranches: $23,000, paid on May 14, 2020, $15,000, paid on May 22, 2020, and $10,000, paid on June 8, 2020), respectively. The Promissory Debenture bears interest, both before and after default, at 15% per month, calculated and compounded monthly. At the election of the holder, at any time during the period between the date of issuance and the one-year anniversary of the Promissory Debentures, the Promissory Debentures are convertible into shares of the Company’s common stock at any time at a conversion price of $0.001 per share. In addition, the Promissory Debentures provide for an interest equal to 15% of the Company’s annual sales, payable on the 2nd day following the date of issuance of the Company’s audited financial statements.

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

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021, the Promissory Debentures were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the $48,000 note related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. The $35,000 note provides for no default penalties.

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

On August 14, 2020, the Company issued 60,000,000 common shares in conjunction with acquisition (see Note 1).

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2021.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. We had an accumulated deficit of approximately $2,295,000 and $648,000 at September 30, 2021 and December 31, 2020, respectively, had a working capital deficit of $2,284,000 and $1,569,000 at September 30, 2021 and December 31, 2020, respectively, had net loss of approximately $1,323,000 and $1,647,000 for the three and nine months ended September 30, 2021, respectively, and a net loss of approximately $102,000 and a net profit of $722,000 for the three and nine months ended September 30, 2020, respectively, and net cash provided by operating activities of approximately $83,000 and $520,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of March 31, 2021, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

The specific material weaknesses identified by the company’s management as of end of the period covered by this report include the following:

  we have not performed a risk assessment and mapped our processes to control objectives;
  we have not implemented comprehensive entity-level internal controls;
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

Management believes that despite our material weaknesses set forth above, our consolidated condensed financial statements for the three and nine months ended September 30, 2021 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

First Capital Venture

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

Filing of Complaint Against Certain Former Officers and Other Parties

On October 14, 2021 Nature Consulting, LLC, a wholly owned subsidiary, filed a complaint in the United States District Court of the Southern District of Florida against Or-El Ben Simon, individually, Adam Levy (previously the Chief Executive Officer of the Company), individually, Solange Baruk (previously a bookkeeper of the Company), individually, DVP Distro, LLC, a Florida limited liability company, Custom Graphics 2011, Inc. a Florida corporation, Beso Group, LLC, a Florida limited liability company, and Tops Consulting, LLC a Florida limited liability company (collectively, the “Defendants”). The complaint alleges that the Defendants assumed control of Nature Consulting, LLC and in doing so:

(a)	Violated the Electronic Communications Privacy Act, 18 U.S.C. ss2511

(b)	Violated the Stored Communications Act, 18 U.S.C. ss2701

(c)	Violated the Computer Fraud and Abuse Act, 18 U.S.C. ss1030

(d)	Committed Conversion in the taking control of Nature Consulting, LLC’s premises (Ben Simon, DVP, Custom, Beso and Tops)

(e)	Committed Tortious Interference with Prospective Economic Opportunities

(f)	Committed Breach of Fiduciary Duty of Loyalty (Baruk)

(g)	Committed Civil Conspiracy (Ben Simon, Levy and Baruk)

(h)	Violated the Defend Trade Secrets Act Theft of Trade Secrets, 18 U.S.C. ss1832

Ben Simon and those in active consort with him have effectively hijacked Nature’s assets under the threat of force and physical violence. Moreover, they have systematically divested Nature of its assets, moved into its physical location without reason, and have otherwise converted its assets.

During this time, Defendants also assumed control of all computers belonging to Nature – including its Office365 access and database registered to Nature and using the domains of “@thpcbd.com,” “@thehemplug.com,” and “@natureconsulting.com.”

Additionally, Defendants looted and destroyed the premises leased by Nature, as follows:

a.	Defendants commandeered all inventory belonging to Nature and refused to distribute to clients;

b.	Defendants commandeered a forklift belonging to Nature;

c.	Defendants have taken possession of all of Nature’s furniture, computers, printers, packaging, machineries, office supplies, phone systems, televisions, security cameras and other electronics;

d.	Defendants have discarded in a large trash container Nature’s merchandise, customer labels, catalogues, business cards, desks, office decorations and other inventory;

e.	Defendants destroyed Nature’s property by stripping its headquarters of all aesthetic enhancements and signage;

f.	Defendants assumed control of all e-mail accounts belonging to Nature and have intercepted Nature’s communications sent to the domain “@thpcbd.com,” “@thehemplug.com,” and “@natureconsulting.com”; and,

g.	Defendants have terminated Nature’s contracts with other vendors – to do this, they have used the commandeered “@thpcbd.com,” “@thehemplug.com,” and “@natureconsulting.com” email addresses.

Furthermore, Defendants’ conduct have impeded the fulfillment of orders already paid for by Nature’s clients. This has caused Nature’s clients to threaten Nature with suit and to otherwise end their business relationships with Nature due to Nature’s failure to satisfy orders. Even if Nature wanted to operate, due to the unlawful interception of its communications with clients and vendors, it would be impossible.

Nature Consulting, LLC has demanded a jury trial to adjudicate this complaint.

As a result of the actions of the Defendants, the Company recorded an impairment charge of $510,182 during the three and nine month ended September 30, 2021 comprised of the following:

September 30,
Impairment charges:	2021
Prepaids	$(12,500)
Inventories	(136,309)
Net office equipment	(18,586)
Net computer equipment	(15,283)
Net machinery and equipment	(21,782)
Net leasehold improvements	(79,665)
Net website	(64,100)
Net operating lease right-of-use assets	(306,902)
Deposits	(24,799)
Due to related party(1)	169,744
Total impairment charges	$(510,182)

(1) The Company has included due to related party of $169,744 within the impairment charge above as these amounts have been used to settle the assets, as impaired, which have been commandeered, discarded, destroyed and taken possession of by the defendant. This amount related to working capital loan taken from the defendants.

Rocket Systems

On October 13, 2021, Rocket Systems, Inc. (“Plaintiff”) filed a complaint against Nature Consulting LLC (“Nature”) in the pending 17th Judicial Circuit Court in and for Broward County, Florida, (the “Florida Court”), Case Number CACE-21-018840 (the “Complaint”).

The complaint alleges that the Plaintiff paid Nature a deposit of $50,000 for the delivery of Nature products. According to the Complaint, Nature delivered $6,188 of the product but failed to deliver the remaining $43,812 of product.

Plaintiff has demanded that the remainder of the product order be canceled and the refund of $43,812. In addition, the Plaintiff is seeking prejudgment interest and costs of this action.

The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements except that Nature has recorded a reserve of $43,812 as of September 30, 2021. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

Item 1A. Risk Factors.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months September 30, 2021, the Company issued no shares.

Item 3. Defaults Upon Senior Securities.

The Company’s convertible notes are in default and the Company is currently in discussions to restructure the terms of the convertible notes.

Item 4. Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended September 30, 2021, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

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

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Yogev Shvo	Chairman and Director	November 22, 2021
Yogev Shvo	(Principal Executive Officer and Principal Accounting Officer)

