Form 10-K
period 2021-12-31
Thunder Energies Corp
filed 2022-10-18
CIK 1524872

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Registrant’s telephone number, including area code 786-855-6190

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

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $3,186,443. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the issuer’s Common Stock, $0.001 par value, as of October 18, 2022 was 65,140,735 shares.

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

NONE

i

EXPLANATORY NOTE

On October 14, 2021 Nature Consulting, LLC (“Nature”), a wholly owned subsidiary, filed a complaint in the United States District Court of the Southern District of Florida against Or-El Ben Simon, individually, Adam Levy (previously the Chief Executive Officer of the Company), individually, Solange Baruk (previously a bookkeeper of the Company), individually, DVP Distro, LLC, a Florida limited liability company, Custom Graphics 2011, Inc. a Florida corporation, Beso Group, LLC, a Florida limited liability company, and Tops Consulting, LLC a Florida limited liability company (collectively, the “Defendants”). The complaint alleges that the Defendants assumed control of Nature Consulting, LLC and in doing so:

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

ii

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

As a result of the actions of the Defendants, the Company recorded a net impairment charge of $195,347 during the year ended December 31, 2021 comprised of the following:

December 31,
Impairment charges:	2021
Prepaids	$(12,500)
Inventories	(136,309)
Net office equipment	(18,586)
Net computer equipment	(15,283)
Net machinery and equipment	(21,782)
Net leasehold improvements	(79,665)
Net website	(64,100)
Net operating lease right-of-use assets	(306,902)
Deposits(2)	(24,799)
Due to related party(1)	169,744
Current portion of operating lease liabilities(2) (3)	187,754
Operating lease liabilities net of current portion(2) (3)	127,081
Total impairment charges	$(195,347)

(1) The Company has included due to related party of $169,744 within the impairment charge above as these amounts have been used to settle the assets, as impaired, which have been commandeered, discarded, destroyed and taken possession of by the defendant. This amount related to working capital loan taken from the defendants.

(2) On October 22, 2021, the Company entered into a lease termination agreement (“Lease Termination”) with Canal Park Office to terminate the Company’s North Miami Beach, Florida office space. The Termination Agreement allows Canal Park Office to retain the security deposit of $24,799 and to be paid $21,000. The Company was released from any other obligations.

(3) In December 2021, the Company confirmed with the landlord that as of that time and on a going forward basis, the Company has no rental obligation, or past due rental obligation or any other related liability on its office/ warehouse space located at 3017 Greene Street, Hollywood, Florida.

iii

THUNDER ENERGIES CORPORATION

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2021

iv

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

On March 24, 2020, the note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of December 31, 2021.

Acquisition of TNRG Preferred Stock

Fiscal Year 2022

On February 28, 2022, Mr. Ricardo Haynes, Mr. Eric Collins, Mr. Lance Lehr, Ms. Tori White and Mr. Donald Keer, each as an individual and principal shareholders of Bear Village, Inc., a Wyoming corporation, (the “Purchaser”) personally acquired 100% of the issued and outstanding shares of preferred stock (the “Preferred Stock”) of Thunder Energies Corporation, a Florida corporation, (the “Company” or the “Registrant”) from Mr. Yogev Shvo, an individual domiciled in Florida (the “Seller”). (The “Purchase”) The consideration for the purchase was provided to the Purchaser from the individual’s private funds.

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

As a result of the Purchase, the Purchaser owns approximately 100% of the fully diluted outstanding equity securities of the Company and approximately 100% of the voting rights for the outstanding equity securities.

As part of the Purchase, Mr. Shvo submitted 55,000,000 shares of restricted common stock to the Company’s treasury for cancellation.

The purchase price of $50,000 for the Preferred Stock was paid in cash. The consideration for the purchase was provided to the Seller from the Purchaser. The Purchase of the Preferred Stock was the result of a privately negotiated transaction which consummation resulted in a change of control of the Registrant.

1)	Purchaser acquired TNRG subject to the following existing debt and obligations:

a.	$35,000 Convertible Note held by ELSR plus accrued interest
b.	$85,766 Convertible Note held by ELSR plus accrued interest
c.	$220,000 Convertible Note held by 109 Canon plus accrued interest
d.	$410,000 Convertible Note held by Moshe Zucker plus accrued interest of which $190,000 has recently been converted into 3,800,000 shares of restricted common stock.
e.	Auditor Invoice estimated at $30,000 past due and $37,000 for completion of 2021
f.	Accountant Invoice estimated at $42,500 and approximately $4,500 for completion of 2021
g.	No other debt or liability is being assumed by Purchaser
h.	Purchaser specifically assumes no liability regarding any dispute between Orel Ben Simon and the Seller. Seller shall indemnify Company as required in the body of the Agreement.
i.	Company may be subject to potential liability and legal fees and associated costs regarding the FCV Matter if in excess of the Seller indemnification provisions set forth in Section 11 of the Agreement
j.	Purchaser on behalf of the Company is responsible for assuring the Company’s timely payment of all Company federal and state and any related tax obligations for fiscal year 2021 with the exception of taxes due relating to income, sales, license, business or any other taxes associated with Nature and HP

2)	The transfer to Seller of all of TNRG’s security ownership interest in each of Nature and HP to Seller shall include the following existing Nature debt and related matters:

a.	EIDL Loan ($149,490 plus $9,290 accrued interest)
b.	$72,743 note due to Orel Ben Simon plus accrued interest
c.	All cases in action and potential legal liabilities concerning current disputes with Nature, HP, Ben Simon, Seller and any other parties.

As a result of the Purchase and change of control of the Registrant, the existing officers and directors of the Company, Mr. Adam Levy, Mr. Bruce W.D. Barren, Ms. Solange Bar and Mr. Yogev Shvo (Chairman) have either resigned or been voted out of their positions.

Under the terms of the stock purchase agreement the new controlling shareholder was permitted to elect representatives to serve on the Board of Directors to fill the seat(s) vacated by prior directors. Mr. Ricardo Haynes became the sole Director, CEO and Chairman of the Board of the Registrant, and the acting sole officer of the Company.

Fiscal Year 2020

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

Number Of Total Employees And Number Of Full-Time Employees

As of this filing, the Company has 1 full time employee and no persons working part time in various functions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate address is PMB 388, 8570 Stirling Rd., Suite 102, Hollywood, Florida, 33024

In December 2021, the Company confirmed with the landlord that as of that time and on a going forward basis, the Company has no rental obligation, or past due rental obligation or any other related liability on its office/ warehouse space located at 3017 Greene Street, Hollywood, Florida.

On October 22, 2021, the Company entered into a lease termination agreement (“Lease Termination”) with Canal Park Office to terminate the Company’s North Miami Beach, Florida office space. The Termination Agreement allows Canal Park Office to retain the security deposit of $24,799 and to be paid $21,000. The Company was released from any other obligations.

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

As a result of the actions of the Defendants, the Company recorded a net impairment charge of $195,347 during the year ended December 31, 2021 comprised of the following:

December 31,
Impairment charges:	2021
Prepaids	$(12,500)
Inventories	(136,309)
Net office equipment	(18,586)
Net computer equipment	(15,283)
Net machinery and equipment	(21,782)
Net leasehold improvements	(79,665)
Net website	(64,100)
Net operating lease right-of-use assets	(306,902)
Deposits(2)	(24,799)
Due to related party(1)	169,744
Current portion of operating lease liabilities(2) (3)	187,754
Operating lease liabilities net of current portion(2) (3)	127,081
Total impairment charges	$(195,347)

(1) The Company has included due to related party of $169,744 within the impairment charge above as these amounts have been used to settle the assets, as impaired, which have been commandeered, discarded, destroyed and taken possession of by the defendant. This amount related to working capital loan taken from the defendants.

(2) On October 22, 2021, the Company entered into a lease termination agreement (“Lease Termination”) with Canal Park Office to terminate the Company’s North Miami Beach, Florida office space. The Termination Agreement allows Canal Park Office to retain the security deposit of $24,799 and to be paid $21,000. The Company was released from any other obligations.

(3) In December 2021, the Company confirmed with the landlord that as of that time and on a going forward basis, the Company has no rental obligation, or past due rental obligation or any other related liability on its office/ warehouse space located at 3017 Greene Street, Hollywood, Florida.

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

The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements except that Nature has recorded a reserve of $43,812 as of December 31, 2021. The Company is confident to obtain a summary judgement in their favor on the trade secret allegations and hence has not provided for any financial exposure. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

Home Remedies CBD

On November 23, 2021, Home Remedies CBD, LLC (“Plaintiff”) filed a complaint against TheHemplug LLC (“THP”) in the pending 3rd Judicial Circuit Court in and for Wayne County, Michigan, (the “Michigan Court”), Case Number CACE-21-016306-CB (the “Complaint”).

The complaint alleges that the Plaintiff paid Nature a deposit of $60,030 for the delivery of THP products. According to the Complaint, Nature delivered $27,600 of the product but failed to deliver the remaining $32,430 of product. In addition, Plaintiff returned $4,575 of product to correct the labeling and that THP failed to correct the labeling and return the product to Plaintiff.

Plaintiff has demanded that the remainder of the product order be canceled and a refund of $37,005. In addition, the Plaintiff is seeking prejudgment interest and costs of this action.

The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements except that THP has recorded a reserve of $15,000 as of December 31, 2021. The Company is confident to obtain a summary judgement in their favor on the trade secret allegations and hence has not provided for any financial exposure. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

On July 19, 2022, THP agreed to pay Plaintiff a settlement of $15,000.

Item 4. Mine Safety Disclosures.

On September 8, 2022, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One, LLC (“Fourth & One”) with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WC Mine Holdings, LLC (“WCMH”) giving the Company a 30.9% ownership in WCMH. Fourth and One created WCMH in Elko County, Nevada, which is regulated by both the U.S. Mine Safety and Health Administration (“MSHA”) and state regulatory agencies, to hold only mining related assets (4 patented claims, 98 unpatented claims, water and mineral rights) were there are no current mining operations. Thunder Energies recently engaged three licensed geologists to assess the preliminary value of the minerals on the patented and unpatented claims by drone surveillance, a small collection of surface samples and historical information at Kinsley Mountain and neighboring geological formations. We endeavor to conduct our mining and other operations in compliance with all applicable federal, state and local laws and regulations. We present information below regarding certain mining safety and health citations which MSHA has levied with respect to our mining operations.

Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Section 1503(a)”) requires the Company to present certain information regarding mining safety in its periodic reports filed with the Securities and Exchange Commission.

The following table reflects citations, orders and notices issued to the Company and Fourth and One by MSHA during the year ended December 31, 2021 (the “Reporting Period”) and contains certain additional information as required by Section 1503(a) and Item 104 of Regulation S-K, including information regarding mining-related fatalities, proposed assessments from MSHA and legal actions (“Legal Actions”) before the Federal Mine Safety and Health Review Commission, an independent adjudicative agency that provides administrative trial and appellate review of legal disputes arising under the Mine Act.

Included below is the information required by Section 1503(a) with respect to the beryllium mining complex (MSHA Identification Number 4200706) for the Reporting Period:

		Responses
(A)	Total number of alleged violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under Section 104 of the Mine Act for which the Company and Fourth and One received a citation from MSHA	0
(B)	Total number of orders issued under Section 104(b) of the Mine Act	0
(C)	Total number of citations and orders for alleged unwarrantable failure by the Company and Fourth and One to comply with mandatory health or safety standards under Section 104(d) of the Mine Act	0
(D)	Total number of alleged flagrant violations under Section 110(b)(2) of the Mine Act	0
(E)	Total number of imminent danger orders issued under Section 107(a) of the Mine Act	0
(F)	Total dollar value of proposed assessments from MSHA under the Mine Act	$0
(G)	Total number of mining-related fatalities	0
(H)	Received notice from MSHA of a pattern of violations under Section 104(e) of the Mine Act	No
(I)	Received notice from MSHA of the potential to have a pattern of violations under Section 104(e) of the Mine Act	No
(J)	Total number of Legal Actions pending as of the last day of the Reporting Period	0
(K)	Total number of Legal Actions instituted during the Reporting Period	0
(L)	Total number of Legal Actions resolved during the Reporting Period	0

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

We are presently traded on the OTC Pink Market under the ticker symbol TNRG. As of October 18, 2022, there are 65,140,735 shares of our Common Stock issued and outstanding. Our stock has been thinly traded during the past two fiscal years. Moreover, we do not believe that any institutional or other large-scale trading of our stock has occurred or will in fact occur in the near future unless we are successful in funding and implementing our business plan, are successful in returning to the NASDAQ Exchange, or both. The following table sets forth information as reported by the OTC Markets Group for the high and low bid and ask prices for each of the eight quarters ending December 31, 2020. The following prices reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transactions.

	High	Low
Quarters ending in 2021
March 31	$0.32	$0.047
June 30	0.20	0.058
September 30	0.20	0.028
December 31	$0.092	$0.016
Quarters ending in 2020
March 31	$0.06	$0.013
June 30	0.03	0.007
September 30	0.49	0.023
December 31	$0.34	$0.07

(b) Holders

As of December 31, 2021, the Company had 76 certificate holders of record. This number includes one position at Cede & Co., of which Company principals are not aware how many shareholders hold the shares in street name. The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

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

On December 6, 2021, the holder of the note converted $190,000 of the Note into 3,800,000 shares of the Company’s common stock. The principal balance of $410,000 is due October 16, 2022 and is presented as a short term liability in the balance sheet.

On March 1, 2022, as amended on October 1, 2022, Mr. Ricardo Haynes, the Company’s Chief Executive Officer and President (“CEO”) entered into an Employment Agreement with the Company. The Employment agreement terminates September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months notice. In addition, Mr. Haynes is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under this Employment agreement, the CEO will be entitled to the following:

•	$5,700 for services performed from March 1, 2022 – June 30, 2022
•	Lump Sum payment of $21,299.00 for services from July 1, 2022 – December 31, 2022
•	25,000,000 shares of TNRG common stock in the Company which vest immediately.
•	7,500,000 newly issued Preferred A shares of TNRG stock CUSIP (88604Y209) Cert No. 400002
•	750 newly issued Preferred B shares of TNRG stock CUSIP (88604Y209), Cert. No. 500002
•	1,500 newly issued Preferred C shares of TNRG stock CUSIP (8860Y209), Cert No. 600002
•	$7,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
•	1,500 RoRa Coins in possession of the Company.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the related party will be entitled to a total of 10,000,000 common, vest immediately, valued at $300,000 (based on the Company’s stock price on the date of issuance) and will be expensed over the thirty-six (36) term of the Consulting agreement.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the related party will be entitled to a total of 5,000,000 common, vest immediately, valued at $150,000 (based on the Company’s stock price on the date of issuance) and will be expensed over the thirty-six (36) term of the Consulting agreement.

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

Acquisition of TNRG Preferred Stock

Fiscal Year 2022

On February 28, 2022, Mr. Ricardo Haynes, Mr. Eric Collins, Mr. Lance Lehr, Ms. Tori White and Mr. Donald Keer, each as an individual and principal shareholders of Bear Village, Inc., a Wyoming corporation, (the “Purchaser”) personally acquired 100% of the issued and outstanding shares of preferred stock (the “Preferred Stock”) of Thunder Energies Corporation, a Florida corporation, (the “Company” or the “Registrant”) from Mr. Yogev Shvo, an individual domiciled in Florida (the “Seller”). (The “Purchase”) The consideration for the purchase was provided to the Purchaser from the individual’s private funds.

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

As a result of the Purchase, the Purchaser owns approximately 100% of the fully diluted outstanding equity securities of the Company and approximately 100% of the voting rights for the outstanding equity securities.

As part of the Purchase, Mr. Shvo submitted 55,000,000 shares of restricted common stock to the Company’s treasury for cancellation.

The purchase price of $50,000 for the Preferred Stock was paid in cash. The consideration for the purchase was provided to the Purchaser from the individuals private funds. The Purchase of the Preferred Stock was the result of a privately negotiated transaction which consummation resulted in a change of control of the Registrant.

1)	Purchaser acquired TNRG subject to the following existing debt and obligations:

a.	$35,000 Convertible Note held by ELSR plus accrued interest
b.	$85,766 Convertible Note held by ELSR plus accrued interest
c.	$220,000 Convertible Note held by 109 Canon plus accrued interest
d.	$410,000 Convertible Note held by Moshe Zucker plus accrued interest of which $190,000 has recently been converted into 3,800,000 shares of restricted common stock.
e.	Auditor Invoice estimated at $30,000 past due and $37,000 for completion of 2021
f.	Accountant Invoice estimated at $42,500 and approximately $4,500 for completion of 2021
g.	No other debt or liability is being assumed by Purchaser
h.	Purchaser specifically assumes no liability regarding any dispute between Orel Ben Simon and the Seller. Seller shall indemnify Company as required in the body of the Agreement.
i.	Company may be subject to potential liability and legal fees and associated costs regarding the FCV Matter if in excess of the Seller indemnification provisions set forth in Section 11 of the Agreement
j.	Purchaser on behalf of the Company is responsible for assuring the Company’s timely payment of all Company federal and state and any related tax obligations for fiscal year 2021 with the exception of taxes due relating to income, sales, license, business or any other taxes associated with Nature and HP

2)	The transfer to Seller of all of TNRG’s security ownership interest in each of Nature and HP to Seller shall include the following existing Nature debt and related matters:

a.	EIDL Loan ($149,490 plus $9,290 accrued interest)
b.	$72,743 note due to Orel Ben Simon plus accrued interest
c.	All cases in action and potential legal liabilities concerning current disputes with Nature, HP, Ben Simon, Seller and any other parties.

As a result of the Purchase and change of control of the Registrant, the existing officers and directors of the Company, Mr. Adam Levy, Mr. Bruce W.D. Barren, Ms. Solange Bar and Mr. Yogev Shvo (Chairman) have either resigned or been voted out of their positions.

Under the terms of the stock purchase agreement the new controlling shareholder was permitted to elect representatives to serve on the Board of Directors to fill the seat(s) vacated by prior directors. Mr. Ricardo Haynes became the sole Director, CEO and Chairman of the Board of the Registrant, and the acting sole officer of the Company.

Fiscal Year 2020

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

Recent Developments

Due to Former Shareholder

On March 1, 2020, the members of Nature entered into the Ownership Interest Purchase Agreement (“Ownership Agreement”) whereby Yogev Shvo, a member of the Company, acquired the remaining 50% member ownership (“Seller”) giving Mr. Shvo 100% member ownership of the Company. As consideration for the Ownership Agreement, the Seller received a Promissory Note of $750,000. The Promissory Note bears interest at 15% per annum and matures March 1, 2022, as amended on June 30, 2021. During the year ended December 31, 2021, the Company made repayments of $193,000 for a balance of $72,743 under Due to Related Parties in the accompanying Balance Sheet at December 31, 2021. The Note is secured with the assets of the Company pursuant to a security agreement dated March 1, 2020. In addition, the Company’s CEO has personally guaranteed the Note.

The Company borrows funds from related parties for working capital purposes from time to time. The Company has recorded the principal balance due of $0 under Due to Related Parties in the accompanying Consolidated Balance Sheet at December 31, 2021. The Company received no advances and made repayments of $50,000 during the year ended December 31, 2021. Advances are non-interest bearing and due on demand. See Note 1 for impairment discussion as of December 31, 2021.

Loans Payable

Loan Payable to Shareholder

The Company borrows funds from its shareholders from time to time for working capital purposes. During the year ended December 31, 2021, the Company had no additional borrowings and made repayments of $68,405 for a balance of $0 at December 31, 2021. Advances are non-interest bearing and due on demand.

Economic Injury Disaster Loan

On May 14, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business.

Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the Company borrowed an aggregate principal amount of the EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 14, 2021 (twelve months from the date of the SBA Note) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company also received a $7,000 grant, which does not have to be repaid.  During the year ended December 31, 2020, $7,000 was recorded in Other Income in the Statements of Operations. During the year ended December 31, 2021., the Company recorded no amounts as Other Income.

In connection therewith, the Company executed (i) a note for the benefit of the SBA (the “SBA Note”), which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default (the “SBA Security Agreement”). As a result of the failure to repay amounts based on the repayment schedule, on December 21, 2021, the Company was notified that it was in default of the EIDL Loan and that the entire balance of principal and unpaid interest of $155,598 is due.

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

Paycheck Protection Program Loan Round 2

On April 2, 2021, the Company executed a note (the “PPP Note”) for the benefit of First Federal Bank (the “Lender”) in the aggregate amount of $200,000 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) through a second draw. The PPP is administered by the U.S. Small Business Administration (the “SBA”). The terms of the second draw have the same general loan terms as the first draw PPP loan. On December 31, 2021, the PPP Round 2 loan was forgiven and $200,000 was recorded as Other Income in the consolidated Statements of Operations.

Convertible Note Payable

Short Term

$85,766 Note

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

On March 24, 2020, the note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of December 31, 2021.

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $83,404, recorded a change in derivative liability of $40,776 and $21,445 during the years ended December 31, 2021 and 2020, respectively.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $22,450 and $86,566 during the years ended December 31, 2021 and 2020, respectively.

$220,000 Note

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

The principal balance due at December 31, 2021 is $220,000 and is presented as a short-term liability in the balance sheet.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. In exchange for the Agreement, the Company agreed to pay a one-time interest charge of $11,680 in the year ended December 31, 2021.

$410,000 Note (previously $600,000)

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

On December 6, 2021, the holder of the note converted $190,000 of the Note into 3,800,000 shares of the Company’s common stock. The principal balance of $410,000 is due October 16, 2022 and is presented as a short term liability in the balance sheet.

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

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that pay interest at 10% per annum and are due and payable on December 31, 2022 for aggregate gross proceeds of $347,500 through August 31, 2022. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share into the Company’s common stock if before any public offering. The Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature (“BCF”) and determined that the instrument does not have a BCF.

$40,000,000 Convertible Note

On May 13, 2022, the Company issued a convertible promissory note in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. Conversion rights shall not vest until such time as the holder’s consideration, Coins are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. The expected date for being live is November 1, 2022. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature (“BCF”) and determined that the instrument does not have a BCF.

Investment in Fourth &One

On September 8, 2022, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One, LLC (“Fourth & One”) with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WC Mine Holdings, LLC (“WCMH”) giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime digital coins (“Coins”), valued at $1,450,000. The promissory note provides for no interest and matures on October 31, 2022 (“Maturity Date”). In addition, the promissory note provides that the Company may convert all amounts at any time prior to the Maturity Date and after gaining approval by the Securities and Exchange Commission of the Company’s REG A II Offering and Fourth & One may convert all amounts into common stock prior to the Maturity Date at a conversion price of $2.00 per share. The Agreement also provides that should Fourth & One not be able to convert the Coins on or before October 31, 2022 at a conversion ratio of $800 per Coin, the Company will purchase all of the Coins for a total of $1,600,000 (2,000 Coins at $800 per Coin) on October 31, 2022.

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

On November 22, 2021, the loan of $48,000 and accrued and unpaid interest of $573,798 totaling $621,798 was forgiven by EMRY and recorded as a gain on extinguishment of debt in Other Expense in the consolidated Statements of Operations.

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

Stock Transactions

On December 6, 2021, the holder of the note converted $190,000 of the Note into 3,800,000 shares of the Company’s common stock for a balance due of $410,000 at December 31, 2021 on the Note.

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

Employment Agreements

On March 1, 2022, as amended on October 1, 2022, Mr. Ricardo Haynes, the Company’s Chief Executive Officer and President (“CEO”) entered into an Employment Agreement with the Company. The Employment agreement terminates September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months notice. In addition, Mr. Haynes is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under this Employment agreement, the CEO will be entitled to the following:

•	$5,700 for services performed from March 1, 2022 – June 30, 2022
•	Lump Sum payment of $21,299.00 for services from July 1, 2022 – December 31, 2022
•	25,000,000 shares of TNRG common stock in the Company which vest immediately.
•	7,500,000 newly issued Preferred A shares of TNRG stock CUSIP (88604Y209) Cert No. 400002
•	750 newly issued Preferred B shares of TNRG stock CUSIP (88604Y209), Cert. No. 500002
•	1,500 newly issued Preferred C shares of TNRG stock CUSIP (8860Y209), Cert No. 600002
•	$7,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
•	1,500 RoRa Coins in possession of the Company.

On October 1, 2022, the Company entered into Employment Agreements with individuals for positions in the Company. Each of the Employment agreements shall begin October 1, 2022 and terminate September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months notice. In addition, each employee is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under these Employment agreements, each employee will be entitled to the following:

•	Ms. Tori White, Director real Estate Development.
o	$24,000 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
o	4,800 RoRa Coins in possession of the Company.
•	Mr. Eric Collins, Chairman and Chief Operations Officer.
o	$12,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
o	2,500 RoRa Coins in possession of the Company.
•	Mr. Donald Keer, Corporate Counsel
o	$3,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
o	700 RoRa Coins in possession of the Company.
•	Mr. Lance Lehr, Chief Operating Officer
o	$2,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
o	500 RoRa Coins in possession of the Company.

Consulting Agreements

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the related party will be entitled to a total of 10,000,000 common, vest immediately, valued at $300,000 (based on the Company’s stock price on the date of issuance) and will be expensed over the thirty-six (36) term of the Consulting agreement.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the related party will be entitled to a total of 5,000,000 common, vest immediately, valued at $150,000 (based on the Company’s stock price on the date of issuance) and will be expensed over the thirty-six (36) term of the Consulting agreement.

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

A description of our principal revenue generating activities are as follows:

Other sales – The Company offers consumer products through its online websites. During the years ended December 31, 2021 and 2020, the Company recorded retail sales of $3,750,519 (included in discontinued operations) and $4,620,105 (included in discontinued operations), respectively.

Mask sales – As a result of the COVID 19 pandemic, in 2020, the Company entered into the sale of KN95 masks but had to dispose of them at a loss. During the years ended December 31, 2021 and 2020, the Company recorded mask sales of $0 (included in discontinued operations) and $3,054,201 (included in discontinued operations), respectively.

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

Results of Operations for the Years Ended December 31, 2021 and December 31, 2020

Thunder Energies – Continuing Operations

	Year Ended December 31, 2021	Year Ended December 31, 2020

Net revenues	$–	$–
Cost of sales	–	–
Gross Profit	–	–
Operating expenses	–	–
Other expense	1,136,288	505,973
Net loss before income taxes	$(1,136,288)	$(505,973)

Net Revenues

For the years ended December 31, 2021 and 2020, we had no revenues.

Cost of Sales

For the years ended December 31, 2021 and 2020, we had no cost of sales as we had no revenues.

Operating Expenses

For the years ended December 31, 2021 and 2020, we had no operating expenses.

Other Expense

Other expense for the year ended December 31, 2021 totaled $1,136,288 primarily due to interest expense in conjunction with debt discount of $509,950, the change in derivative liability of $40,776, interest expense on notes payable of $1,288,912, and gain on extinguishment of debt of $621,798. Other expense for the year ended December 31, 2020 totaled $505,973 primarily due to interest expense in conjunction with debt discount of $187,293, the change in derivative liability of $21,445, interest expense on notes payable of $299,506, other expense of $56,500, and other income of $58,771.

Net loss before income taxes and discontinued operations

Net loss before income taxes and discontinued operations for the years ended December 31, 2021 and 2020 totaled $1,136,288 and $505,973 primarily due other expense as described above.

Financial Condition.

Total Assets.

Assets were $0 as of December 31, 2021.

Total Liabilities.

Liabilities were $2,583,421 as of December 31, 2021. Liabilities consisted primarily of accounts payable of $70,971, derivative liability of $83,404, accrued interest of $1,019,156, convertible notes payable of $508,890, net of unamortized debt discount of $241,876, and current liabilities of discontinued operations of $901,000.

Nature Consulting, LLC – Discontinued Operations

	Year Ended December 31, 2021	Year Ended December 31, 2020

Net revenues	$3,750,519	$7,674,306
Cost of sales	1,574,770	4,507,865
Gross Profit	2,175,749	3,166,441
Operating expenses	2,397,288	3,164,276
Other expense	14,723	46,794
Net loss before income taxes	$(236,262)	$(44,629)

Net Revenues

Net revenues decreased by $3,923,787, or 51.1%, to $3,750,519 for the year ended December 31, 2021 from $7,674,306 for the year ended December 31, 2020. The decrease in revenue is primarily the result of a decrease in mask sales of $3,054,201, or 100.0%, to $0 for the year ended December 31, 2021 from $3,054,201 for the year ended December 31, 2020, and a decrease in customer purchases of our other products of $869,586 or 18.8%, to $3,750,519 for the year ended December 31, 2021 from $4,620,105 for the year ended December 31, 2020. As a result of the COVID 19 pandemic, in 2020, the Company entered into the sale of KN95 masks but had to dispose of them at a loss.

Cost of Sales

Cost of sales decreased by $2,933,095, or 65.1%, to $1,574,770 for the year ended December 31, 2021 from $4,507,865 for the year ended December 31, 2020. As a percentage of revenue, other products cost of sales was 42.0% and 27.4% resulting in a gross margin of 58.0% and 72.6% for the years ended December 31, 2021 and 2020, respectively, primarily due to increased cost of retail products and the decrease in revenue. As a percentage of revenue, mask cost of sales was 0% and 106.2% resulting in a gross margin of 0% and (6.2)% for the years ended December 31, 2021 and 2020, respectively, primarily due to the sales of masks at a loss. In October 2020, the Company began to record direct labor to cost of sales. Prior to that, direct labor of approximately $320,000 was recorded as an operating expense. In addition, in 2021, the Company recorded approximately $170,000 of product associated with the Complaint Against Certain Former Officers and Other Parties whereby the product was recorded as cost of sales with no associated revenues.

Operating Expenses

Operating expenses decreased by $766,988, or 24.2%, to $2,397,288 for the year ended December 31, 2021 from $3,164,276 for the year ended December 31, 2020 primarily due to decreases in marketing costs of $474,608, consulting costs of $159,398, investor relations costs of $2,200, compensation costs of $173,919, travel expenses of $52,344, professional fees of $14,794, operating lease costs of $80,222, and general and administration costs of $1,502, offset primarily by shipping charges of $38,177, bad debts of $118,657 and depreciation and amortization costs of $35,165, as a result of organizing our administrative infrastructure, primarily employee costs, and focusing our marketing initiatives to generate sales growth.

For the year ended December 31, 2021, we had marketing expenses of $392,171 and general and administrative expenses of $2,005,217, primarily due to compensation costs of $845,818, consulting costs of $49,908, travel expenses of $15,194, operating lease costs of $102,280, professional fees of $290,264, depreciation and amortization costs of $52,714, bad debt expenses of $133,007, investor relations costs of $1,200, shipping charges of $239,539, and general and administration costs of $275,193 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

For the year ended December 31, 2020, we had marketing expenses of $866,779 and general and administrative expenses of $2,297,497, primarily due to compensation costs of $1,019,737, consulting costs of $209,306, travel expenses of $67,538, operating lease costs of $182,502, professional fees of $305,058, depreciation and amortization costs of $17,549, bad debt expenses of $14,350, investor relations costs of $3,400, shipping charges of $201,362, and general and administration costs of $276,695 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

Other Expense

Other expense for the year ended December 31, 2021 totaled $14,723 primarily due to interest expense on notes payable of $19,672, impairment of assets of $195,347, and other income of $200,296. Other expense for the year ended December 31, 2020 totaled $46,794 primarily due to interest expense on notes payable of $60,156, other expense of $5,350, and other income of $18,712.

Net loss before income taxes and discontinued operations

Net loss before income taxes and discontinued operations for the year ended December 31, 2021 totaled $236,262 primarily due to revenue of $3,750,519 and (increases/decreases) in compensation costs, professional fees, consulting costs, marketing costs, operating lease costs, shipping charges, travel costs, bad debts, and general and administration costs compared to a net loss of $44,629 for the year ended December 31, 2020 primarily due to revenue of $7,674,306 and (increases/decreases) in compensation costs, professional fees, consulting costs, marketing costs, operating lease costs, depreciation and amortization, investor relations costs, bad debts, shipping charges, travel costs, and general and administration costs.

Financial Condition.

Total Assets.

Assets were $0 as of December 31, 2021.

Total Liabilities.

Liabilities were $821,171 as of December 31, 2021. Liabilities consisted primarily of accounts payable of $386,130, due to related party of $72,743, customer advance payments of $203,518, short term notes payable of $149,490, and accrued interest of $9,290.

Liquidity and Capital Resources.

General – Overall, we had a decrease in cash flows of $97,503 in the year ended December 31, 2021 resulting from cash provided by operating activities of $164,001, cash used in investing activities of $15,337, and cash used in financing activities of $162,950.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended December 31, 2021	Year Ended December 31, 2020

Net cash provided by (used in):
Operating activities	$80,784	$229,432
Investing activities	(15,337)	(240,225)
Financing activities	(162,950)	72,236
Net increase in cash	$(97,503)	$61,443

Years Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Cash Flows from Operating Activities – For the year ended December 31, 2021, net cash provided by operating activities was $80,784. Net cash used in operations was primarily due to a net loss of $1,372,550, and the changes in operating assets and liabilities of $1,557,897, primarily due to the net changes in customer advance payments of $318,740 and other current liabilities of $26,062, offset primarily by the change in accounts receivable of $68,403, inventories of $32,161, prepaid expenses of $189,550, accounts payable of $304,954, and accrued interest of $1,307,631. In addition, net cash provided by operating activities was offset primarily by adjustments to reconcile net profit from the accretion of the debt discount of $509,950, change in derivative liability of $40,776, depreciation expense of $44,959, amortization expense of $7,755, impairment of assets of $195,347, the gain on extinguishment of debt of $621,798, and the forgiveness of PPP loan of $200,000.

For the year ended December 31, 2020, net cash provided by operating activities was $229,432. Net cash used in operations was primarily due to a net loss of $550,602, and the changes in operating assets and liabilities of $579,286, primarily due to the net changes in customer advance payments of $448,422, accrued interest of $359,562, accounts receivable of $42,608, and other current liabilities of $71,703, offset primarily by the change in inventories of $111,106, prepaid expenses of $126,168, other current assets of $24,799, accounts payable of $80,936. In addition, net cash provided by operating activities was offset primarily by adjustments to reconcile net profit from the accretion of the debt discount of $187,293, change in derivative liability of $21,445, common stock issued for services of $33,232, depreciation expense of $11,854, amortization expense of $5,695, and the gain on conversion of convertible notes payable of $58,771.

Cash Flows from Investing Activities – For the year ended December 31, 2021, net cash used in investing activities was $15,337 due to purchases of equipment. For the year ended December 31, 2020, net cash used in investing activities was $240,225 due to purchases of intangible assets and equipment.

Cash Flows from Financing Activities – For the year ended December 31, 2021, net cash used in financing activities was $162,950 due to proceeds from PPP loan payable of $200,000, repayments from loan payable to shareholder of $68,405, repayments of short term notes payable of $51,545, and repayments of short term notes payable - related party of $243,000. For the year ended December 31, 2020, net cash provided by financing activities was $72,236 due to proceeds from loan payable to shareholder of $110,868, repayments from loan payable to shareholder of $42,463, proceeds from short term notes payable of $201,035, repayments of short term notes payable of $20,000, proceeds from short term notes payable - related party of $284,744, repayments of short term notes payable - related party of $549,257, the proceeds from convertible notes payable of $820,000, and non-cash acquisition of $732,691.

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

Due to Former Shareholder

On March 1, 2020, the members of Nature entered into the Ownership Interest Purchase Agreement (“Ownership Agreement”) whereby Yogev Shvo, a member of the Company, acquired the remaining 50% member ownership (“Seller”) giving Mr. Shvo 100% member ownership of the Company. As consideration for the Ownership Agreement, the Seller received a Promissory Note of $750,000. The Promissory Note bears interest at 15% per annum and matures March 1, 2022, as amended on June 30, 2021. During the year ended December 31, 2021, the Company made repayments of $193,000 for a balance of $72,743 under Due to Related Parties in the accompanying Balance Sheet at December 31, 2021. The Note is secured with the assets of the Company pursuant to a security agreement dated March 1, 2020. In addition, the Company’s CEO has personally guaranteed the Note.

The Company borrows funds from related parties for working capital purposes from time to time. The Company has recorded the principal balance due of $0 under Due to Related Parties in the accompanying Consolidated Balance Sheet at December 31, 2021. The Company received no advances and made repayments of $50,000 during the year ended December 31, 2021. Advances are non-interest bearing and due on demand. See Note 1 for impairment discussion as of December 31, 2021.

Loans Payable

Loan Payable to Shareholder

The Company borrows funds from its shareholders from time to time for working capital purposes. During the year ended December 31, 2021, the Company had no additional borrowings and made repayments of $68,405 for a balance of $0 at December 31, 2021. Advances are non-interest bearing and due on demand.

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

Paycheck Protection Program Loan Round 2

On April 2, 2021, the Company executed a note (the “PPP Note”) for the benefit of First Federal Bank (the “Lender”) in the aggregate amount of $200,000 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) through a second draw. The PPP is administered by the U.S. Small Business Administration (the “SBA”). The terms of the second draw have the same general loan terms as the first draw PPP loan. On December 31, 2021, the PPP Round 2 loan was forgiven and $200,000 was recorded as Other Income in the consolidated Statements of Operations.

Convertible Note Payable

Short Term

$85,766 Note

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

On March 24, 2020, the note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of December 31, 2021.

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $82,257, recorded a change in derivative liability of $40,776 and $21,445 during the years ended December 31, 2021 and 2020, respectively.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $22,450 and $86,566 during the years ended December 31, 2021 and 2020, respectively.

$220,000 Note

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

The principal balance due at December 31, 2021 is $220,000 and is presented as a short-term liability in the balance sheet.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. In exchange for the Agreement, the Company agreed to pay a one-time interest charge of $11,680 in the year ended December 31, 2021.

$410,000 Note (previously $600,000)

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

On December 6, 2021, the holder of the note converted $190,000 of the Note into 3,800,000 shares of the Company’s common stock. The principal balance of $410,000 is due October 16, 2022 and is presented as a short term liability in the balance sheet.

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

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that pay interest at 10% per annum and are due and payable on December 31, 2022 for aggregate gross proceeds of $347,500 through August 31, 2022. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share into the Company’s common stock if before any public offering. The Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature (“BCF”) and determined that the instrument does not have a BCF.

$40,000,000 Convertible Note

On May 13, 2022, the Company issued a convertible promissory note in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. Conversion rights shall not vest until such time as the holder’s consideration, Coins are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. The expected date for being live is November 1, 2022. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature (“BCF”) and determined that the instrument does not have a BCF.

Investment in Fourth &One

On September 8, 2022, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One, LLC (“Fourth & One”) with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WC Mine Holdings, LLC (“WCMH”) giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime digital coins (“Coins”), valued at $1,450,000. The promissory note provides for no interest and matures on October 31, 2022 (“Maturity Date”). In addition, the promissory note provides that the Company may convert all amounts at any time prior to the Maturity Date and after gaining approval by the Securities and Exchange Commission of the Company’s REG A II Offering and Fourth & One may convert all amounts into common stock prior to the Maturity Date at a conversion price of $2.00 per share. The Agreement also provides that should Fourth & One not be able to convert the Coins on or before October 31, 2022 at a conversion ratio of $800 per Coin, the Company will purchase all of the Coins for a total of $1,600,000 (2,000 Coins at $800 per Coin) on October 31, 2022.

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

On November 22, 2021, the loan of $48,000 and accrued and unpaid interest of $573,798 totaling $621,798 was forgiven by EMRY and recorded as a gain on extinguishment of debt in Other Expense in the consolidated Statements of Operations.

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

Stock Transactions

On December 6, 2021, the holder of the note converted $190,000 of the Note into 3,800,000 shares of the Company’s common stock for a balance due of $410,000 at December 31, 2021 on the Note.

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

Employment Agreements

On March 1, 2022, as amended on October 1, 2022, Mr. Ricardo Haynes, the Company’s Chief Executive Officer and President (“CEO”) entered into an Employment Agreement with the Company. The Employment agreement terminates September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months notice. In addition, Mr. Haynes is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under this Employment agreement, the CEO will be entitled to the following:

•	$5,700 for services performed from March 1, 2022 – June 30, 2022
•	Lump Sum payment of $21,299.00 for services from July 1, 2022 – December 31, 2022
•	25,000,000 shares of TNRG common stock or in the Company which vest immediately.
•	7,500,000 newly issued Preferred A shares of TNRG stock CUSIP (88604Y209) Cert No. 400002
•	750 newly issued Preferred B shares of TNRG stock CUSIP (88604Y209), Cert. No. 500002
•	1,500 newly issued Preferred C shares of TNRG stock CUSIP (8860Y209), Cert No. 600002
•	$7,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
•	1,500 RoRa Coins in possession of the Company.

On October 1, 2022, the Company entered into Employment Agreements with individuals for positions in the Company. Each of the Employment agreements shall begin October 1, 2022 and terminate September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months notice. In addition, each employee is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under these Employment agreements, each employee will be entitled to the following:

•	Ms. Tori White, Director real Estate Development.
o	$24,000 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
o	4,800 RoRa Coins in possession of the Company.
•	Mr. Eric Collins, Chairman and Chief Operations Officer.
o	$12,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
o	2,500 RoRa Coins in possession of the Company.
•	Mr. Donald Keer, Corporate Counsel
o	$3,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
o	700 RoRa Coins in possession of the Company.
•	Mr. Lance Lehr, Chief Operating Officer
o	$2,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
o	500 RoRa Coins in possession of the Company.

Consulting Agreements

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the related party will be entitled to a total of 10,000,000 common, vest immediately, valued at $300,000 (based on the Company’s stock price on the date of issuance) and will be expensed over the thirty-six (36) term of the Consulting agreement.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the related party will be entitled to a total of 5,000,000 common, vest immediately, valued at $150,000 (based on the Company’s stock price on the date of issuance) and will be expensed over the thirty-six (36) term of the Consulting agreement.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2021.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $2,020,464 and $647,914 at December 31, 2021 and 2020, respectively, had a working capital deficit of $2,583,421 and $1,569,288 at December 31, 2021 and 2020, respectively, had a net losses of $1,372,550 and $550,602 for the years ended December 31, 2021 and 2020, with limited revenue earned since inception, no current revenue generating operations, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

A description of our principal revenue generating activities are as follows:

Other sales – The Company offers consumer products through its online websites. During the years ended December 31, 2021 and 2020, the Company recorded retail sales of $3,750,519 (included in discontinued operations) and $4,620,105 (included in discontinued operations), respectively.

Mask sales – As a result of the COVID 19 pandemic, in 2020, the Company entered into the sale of KN95 masks but had to dispose of them at a loss. During the years ended December 31, 2021 and 2020, the Company recorded mask sales of $0 (included in discontinued operations) and $3,054,201 (included in discontinued operations), respectively.

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

Customer Advanced Payments

Customer advanced payments consists of customer orders paid in advance of the delivery of the order. Customer advanced payments are classified as short-term as the typical order ships within approximately three weeks of placing the order. Customer advanced payments are recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met. Customer advanced payments as of December 31, 2021 and 2020 were $203,518 (included in discontinued operations) and $522,258 (included in discontinued operations), respectively. Customer advanced payments are included in current liabilities in the accompanying condensed consolidated Balance Sheets. The Company’s ability to fulfill these orders have been impaired (see Note 1).

Inventories

The Company manufactures its own products, made to order, and when completed are shipped to the customer. The Company's inventories are valued by the first-in, first-out (“FIFO”) cost method and are stated at the lower of cost or net realizable value. The Company had inventories of $0 (included in discontinued operations) and $168,470 (included in discontinued operations), respectively, consisting of mostly finished goods as of December 31, 2021 and 2020, respectively. See Note 1 for impairment discussion as of December 31, 2021.

Intangible Assets

Intangible assets consist primarily of developed technology – website. Our intangible assets are being amortized on a straight-line basis over a period of three years.

Impairment of Long-lived Assets

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the discounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There are no impairments as of December 31, 2020. See Note 1 for impairment discussion as of December 31, 2021.

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

The computation of income taxes included in the Statements of Operations, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. Taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2021, the fair value of cash, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The following table summarize the Company’s fair value measurements by level at December 31, 2021 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability	$–	$–	$83,404

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

Discontinued Operations

As a result of the October 14, 2021 Complaint filed against Defendants, the Company determined that Nature Consulting LLC would be accounted as a discontinued operation pursuant to ASC 205-20 Discontinued Operations. In determining whether a group of assets that is disposed (or to be disposed) should be presented as a discontinued operation, we analyzed whether the group of assets being disposed represents a component of the Company; that is, whether it had historic operations and cash flows that were clearly distinguished, both operationally and for financial reporting purposes. In addition, we considered whether the disposal represents a strategic shift that has or will have a major effect on our operations and financial results. The results of discontinued operations, as well as any gain or loss on the disposal, if applicable, are aggregated and separately presented in our consolidated statements of operations, net of income taxes. The historical financial position of discontinued operations are aggregated and separately presented in our accompanying consolidated balance sheets.

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

Due to Former Shareholder – discontinued operations

On March 1, 2020, the members of Nature entered into the Ownership Interest Purchase Agreement (“Ownership Agreement”) whereby Yogev Shvo, a member of the Company, acquired the remaining 50% member ownership (“Seller”) giving Mr. Shvo 100% member ownership of the Company. As consideration for the Ownership Agreement, the Seller received a Promissory Note of $750,000. The Promissory Note bears interest at 15% per annum and matures March 1, 2022, as amended on June 30, 2021. During the year ended December 31, 2021, the Company made repayments of $193,000 for a balance of $72,743 under Due to Related Parties in the accompanying Balance Sheet at December 31, 2021. The Note is secured with the assets of the Company pursuant to a security agreement dated March 1, 2020. In addition, the Company’s CEO has personally guaranteed the Note.

Loans Payable

Loan Payable to Shareholder – discontinued operations

The Company borrows funds from its shareholders from time to time for working capital purposes. During the year ended December 31, 2021, the Company had no additional borrowings and made repayments of $68,405 for a balance of $0 at December 31, 2021. Advances are non-interest bearing and due on demand.

Economic Injury Disaster Loan – discontinued operations

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

In connection therewith, the Company executed (i) a note for the benefit of the SBA (the “SBA Note”), which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default (the “SBA Security Agreement”). As a result of the failure to repay amounts based on the repayment schedule, on December 21, 2021, the Company was notified that it was in default of the EIDL Loan and that the entire balance of principal and unpaid interest of $155,598 is due.

Paycheck Protection Program Loan Round 1 – discontinued operations

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

Paycheck Protection Program Loan Round 2 – discontinued operations

On April 2, 2021, the Company executed a note (the “PPP Note”) for the benefit of First Federal Bank (the “Lender”) in the aggregate amount of $200,000 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) through a second draw. The PPP is administered by the U.S. Small Business Administration (the “SBA”). The terms of the second draw have the same general loan terms as the first draw PPP loan. On December 31, 2021, the PPP Round 2 loan was forgiven and $200,000 was recorded as Other Income in the consolidated Statements of Operations.

Convertible Note Payable

$85,766 Note

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

On March 24, 2020, the note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of December 31, 2021.

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $82,257, recorded a change in derivative liability of $40,776 and $21,445 during the years ended December 31, 2021 and 2020, respectively.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $22,450 and $86,566 during the years ended December 31, 2021 and 2020, respectively.

$220,000 Note

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

The principal balance due at December 31, 2021 is $220,000 and is presented as a short-term liability in the balance sheet.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. In exchange for the Agreement, the Company agreed to pay a one-time interest charge of $11,680 in the year ended December 31, 2021.

$410,000 Note (previously $600,000)

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

On December 6, 2021, the holder of the note converted $190,000 of the Note into 3,800,000 shares of the Company’s common stock. The principal balance of $410,000 is due October 16, 2022 and is presented as a short term liability in the balance sheet.

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

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that pay interest at 10% per annum and are due and payable on December 31, 2022 for aggregate gross proceeds of $347,500 through July 31, 2022. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share into the Company’s common stock if before any public offering. The Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature (“BCF”) and determined that the instrument does not have a BCF.

$40,000,000 Convertible Note

On May 13, 2022, the Company issued a convertible promissory note in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. Conversion rights shall not vest until such time as the holder’s consideration, Coins are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. The expected date for being live is November 1, 2022. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature (“BCF”) and determined that the instrument does not have a BCF.

Investment in Fourth &One

On September 8, 2022, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One, LLC (“Fourth & One”) with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WC Mine Holdings, LLC (“WCMH”) giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime digital coins (“Coins”), valued at $1,450,000. The promissory note provides for no interest and matures on October 31, 2022 (“Maturity Date”). In addition, the promissory note provides that the Company may convert all amounts at any time prior to the Maturity Date and after gaining approval by the Securities and Exchange Commission of the Company’s REG A II Offering and Fourth & One may convert all amounts into common stock prior to the Maturity Date at a conversion price of $2.00 per share. The Agreement also provides that should Fourth & One not be able to convert the Coins on or before October 31, 2022 at a conversion ratio of $800 per Coin, the Company will purchase all of the Coins for a total of $1,600,000 (2,000 Coins at $800 per Coin) on October 31, 2022.

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

On November 22, 2021, the loan of $48,000 and accrued and unpaid interest of $573,798 totaling $621,798 was forgiven by EMRY and recorded as a gain on extinguishment of debt in Other Expense in the consolidated Statements of Operations.

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

Employment Agreements

On March 1, 2022, as amended on October 1, 2022, Mr. Ricardo Haynes, the Company’s Chief Executive Officer and President (“CEO”) entered into an Employment Agreement with the Company. The Employment agreement terminates September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months notice. In addition, Mr. Haynes is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under this Employment agreement, the CEO will be entitled to the following:

•	$5,700 for services performed from March 1, 2022 – June 30, 2022
•	Lump Sum payment of $21,299.00 for services from July 1, 2022 – December 31, 2022
•	25,000,000 shares of TNRG common stock in the Company which vest immediately.
•	7,500,000 newly issued Preferred A shares of TNRG stock CUSIP (88604Y209) Cert No. 400002
•	750 newly issued Preferred B shares of TNRG stock CUSIP (88604Y209), Cert. No. 500002
•	1,500 newly issued Preferred C shares of TNRG stock CUSIP (8860Y209), Cert No. 600002
•	$7,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
•	1,500 RoRa Coins in possession of the Company.

On October 1, 2022, the Company entered into Employment Agreements with individuals for positions in the Company. Each of the Employment agreements shall begin October 1, 2022 and terminate September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months notice. In addition, each employee is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under these Employment agreements, each employee will be entitled to the following:

•	Ms. Tori White, Director real Estate Development.
o	$24,000 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
o	4,800 RoRa Coins in possession of the Company.
•	Mr. Eric Collins, Chairman and Chief Operations Officer.
o	$12,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
o	2,500 RoRa Coins in possession of the Company.
•	Mr. Donald Keer, Corporate Counsel
o	$3,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
o	700 RoRa Coins in possession of the Company.
•	Mr. Lance Lehr, Chief Operating Officer
o	$2,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
o	500 RoRa Coins in possession of the Company.

Consulting Agreements

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the related party will be entitled to a total of 10,000,000 common, vest immediately, valued at $300,000 (based on the Company’s stock price on the date of issuance) and will be expensed over the thirty-six (36) term of the Consulting agreement.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the related party will be entitled to a total of 5,000,000 common, vest immediately, valued at $150,000 (based on the Company’s stock price on the date of issuance) and will be expensed over the thirty-six (36) term of the Consulting agreement.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-l5(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chairman and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chairman and Principal Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

The remediation efforts set out herein will be implemented in the current 2022 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the year ended December 31, 2021 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

NONE

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The names and ages of our directors and executive officers as of September 30, 2022 are set forth below. Our Bylaws provide for not less than one and not more than seven directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
Mr. Ricardo Haynes (1)	57	Chairman, Principal Accounting Officer

__________

(1) Mr. Haynes was appointed Chairman and CEO on March 1, 2022. Mr. Haynes will serve as a director until the next annual shareholder meeting.

Mr. Ricardo Haynes, President/CEO

Mr. Haynes is 55 years old. He is a highly accomplished business development executive with more than 20 years of experience in producing exponential revenue growth, cultivating enduring relationships within the hospitality and financial industry. Worked for Marriot Corporation for over 15 years in property development, licensing and investment. Also operated in the financial industry providing corporate bond placement and project financing. Total experience includes commercial real estate sales and loan origination with regional and nationally based lending institutions, corporate finance consulting. Grass roots development experience in creating and issuing collateralized bond obligation and related instruments. Over the last 5 years Mr. Haynes has worked assisting clients in construction financing in both commercial and hospitality markets with Candela Group, Ltd. In Alberta, Canada.

Mr. Haynes’s qualifications to serve on our board of directors include his experience in commercial real estate development and financing.

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

As a result of the actions of the Defendants, the Company recorded a net impairment charge of $195,347 during the year ended December 31, 2021 comprised of the following:

December 31,
Impairment charges:	2021
Prepaids	$(12,500)
Inventories	(136,309)
Net office equipment	(18,586)
Net computer equipment	(15,283)
Net machinery and equipment	(21,782)
Net leasehold improvements	(79,665)
Net website	(64,100)
Net operating lease right-of-use assets	(306,902)
Deposits(2)	(24,799)
Due to related party(1)	169,744
Current portion of operating lease liabilities(2) (3)	187,754
Operating lease liabilities net of current portion(2) (3)	127,081
Total impairment charges	$(195,347)

(1) The Company has included due to related party of $169,744 within the impairment charge above as these amounts have been used to settle the assets, as impaired, which have been commandeered, discarded, destroyed and taken possession of by the defendant. This amount related to working capital loan taken from the defendants.

(2) On October 22, 2021, the Company entered into a lease termination agreement (“Lease Termination”) with Canal Park Office to terminate the Company’s North Miami Beach, Florida office space. The Termination Agreement allows Canal Park Office to retain the security deposit of $24,799 and to be paid $21,000. The Company was released from any other obligations.

(3) In December 2021, the Company confirmed with the landlord that as of that time and on a going forward basis, the Company has no rental obligation, or past due rental obligation or any other related liability on its office/ warehouse space located at 3017 Greene Street, Hollywood, Florida.

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

The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements except that Nature has recorded a reserve of $43,812 as of December 31, 2021. The Company is confident to obtain a summary judgement in their favor on the trade secret allegations and hence has not provided for any financial exposure. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

Home Remedies CBD

On November 23, 2021, Home Remedies CBD, LLC (“Plaintiff”) filed a complaint against TheHemplug LLC (“THP”) in the pending 3rd Judicial Circuit Court in and for Wayne County, Michigan, (the “Michigan Court”), Case Number CACE-21-016306-CB (the “Complaint”).

The complaint alleges that the Plaintiff paid Nature a deposit of $60,030 for the delivery of THP products. According to the Complaint, Nature delivered $27,600 of the product but failed to deliver the remaining $32,430 of product. In addition, Plaintiff returned $4,575 of product to correct the labeling and that THP failed to correct the labeling and return the product to Plaintiff.

Plaintiff has demanded that the remainder of the product order be canceled and a refund of $37,005. In addition, the Plaintiff is seeking prejudgment interest and costs of this action.

The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements except that THP has recorded a reserve of $15,000 as of December 31, 2021. The Company is confident to obtain a summary judgement in their favor on the trade secret allegations and hence has not provided for any financial exposure. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

On July 19, 2022, THP agreed to pay Plaintiff a settlement of $15,000.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of reports submitted to us during the fiscal year ended December 31, 2021, the following table sets forth the name of any such person that failed to file the required forms on a timely basis, including the number of late reports, the number of transactions not reported on a timely basis and any known failure to file a required form.

Name	Number of late reports	Number of transactions not reported timely
Mr. Ricardo Haynes	None	None

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

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan Compensation	Nonqualified deferred compensation earnings	All other Compensation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Mr. Ricardo Haynes,	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chairman and CEO(1)

 __________

(1) Mr. Haynes does not have an employment contract. Mr. Haynes was appointed March 1, 2022.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total
Name and principal position	($)	($)	($)	($)	($)	($)	($)
Mr. Ricardo Haynes,	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chairman

 _________

(1) Mr. Haynes does not have an employment contract. Mr. Haynes was appointed March 1, 2022.

The Company’s director is an employee of the Company and has not been separately compensated for his service to the Company as a director.

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

Compensation Committee Interlocks and Insider Participation.

As of this filing, our Board of Directors consisted of Mr. Ricardo Haynes. At present, the Board of Directors has not established any committees.

Director Compensation.

There are currently no compensation arrangements in place for members of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of September 30, 2022, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Mr. Ricardo Haynes PMB 388, 8570 Stirling Rd. Suite 102 Hollywood, FL 33024	25,000,000	38.4%
Common Stock	Mr. Matthew White PMB 388, 8570 Stirling Rd. Suite 102 Hollywood, FL 33024	10,000,000	15.4%
Common Stock	Mr. Rodney Zehner PMB 388, 8570 Stirling Rd. Suite 102 Hollywood, FL 33024	5,000,000	7.7%
Common Stock	Mr. Yogev Shvo (1) PMB 388, 8570 Stirling Rd. Suite 102 Hollywood, FL 33024	5,000,000	7.7%
Common Stock	SP11 Capital Investments LLC 3309 Sheridan Street, #275 Hollywood, FL 33021	3,500,000	5.4%

Common Stock	Officers and Directors as a group	25,000,000	38.4%

___________

(1)	Mr. Shvo is the Company’s previous Chairman and CEO.
(2)	Based on total of 65,140,735 common shares outstanding.

The following table sets forth, as of September 30, 2022, the number of shares of our Series “A”, “B”, and “C” Convertible Preferred Stock owned of record and beneficially by our executive officers, directors and persons who beneficially own more than 5% of such outstanding shares.

Name and Address of Beneficial Owner	Series	Amount and Nature of Beneficial Ownership	Percentage of Class
The Preferred Shareholders of Bear Village, Inc. (1) 4002 Highway 78, Suite 530, Box 296 Snellville, GA 30039	A	50,000,000	100%

The Preferred Shareholders of Bear Village, Inc. (2) 4002 Highway 78, Suite 530, Box 296 Snellville, GA 30039	B	5,000	100%

The Preferred Shareholders of Bear Village, Inc. (3) 4002 Highway 78, Suite 530, Box 296 Snellville, GA 30039	C	10,000	100%

__________________

(1)	The Series “A” Convertible Preferred Stock has 15 votes per share and is convertible into 10 shares of our common stock at the election of the shareholder.
(2)	The Series “B” Convertible Preferred Stock has 1,000 votes per share and is convertible into 1,000 shares of our common stock at the election of the shareholder.
(3)	The Series “C” Convertible Preferred Stock has 1,000 votes per share and is non-convertible into shares of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons.

Other than compensation arrangements, we describe below transactions and series of similar transactions, since January 1, 2020 (i.e., the last two completed fiscal years), to which we were a party or will be a party, in which the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest. Compensation arrangements, including employment agreements, for our directors and named executive officers are described elsewhere in “Executive Compensation - Agreements with Executive Officers.”

Employment Agreements

On March 1, 2022, as amended on October 1, 2022, Mr. Ricardo Haynes, the Company’s Chief Executive Officer and President (“CEO”) entered into an Employment Agreement with the Company. The Employment agreement terminates September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months notice. In addition, Mr. Haynes is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under this Employment agreement, the CEO will be entitled to the following:

•	$5,700 for services performed from March 1, 2022 – June 30, 2022
•	Lump Sum payment of $21,299.00 for services from July 1, 2022 – December 31, 2022
•	25,000,000 shares of TNRG common stock in the Company which vest immediately.
•	7,500,000 newly issued Preferred A shares of TNRG stock CUSIP (88604Y209) Cert No. 400002
•	750 newly issued Preferred B shares of TNRG stock CUSIP (88604Y209), Cert. No. 500002
•	1,500 newly issued Preferred C shares of TNRG stock CUSIP (8860Y209), Cert No. 600002
•	$7,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
•	1,500 RoRa Coins in possession of the Company.

On October 1, 2022, the Company entered into Employment Agreements with individuals for positions in the Company. Each of the Employment agreements shall begin October 1, 2022 and terminate September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months notice. In addition, each employee is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under these Employment agreements, each employee will be entitled to the following:

•	Ms. Tori White, Director real Estate Development.
o	$24,000 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
o	4,800 RoRa Coins in possession of the Company.
•	Mr. Eric Collins, Chairman and Chief Operations Officer.
o	$12,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
o	2,500 RoRa Coins in possession of the Company.
•	Mr. Donald Keer, Corporate Counsel
o	$3,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
o	700 RoRa Coins in possession of the Company.
•	Mr. Lance Lehr, Chief Operating Officer
o	$2,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
o	500 RoRa Coins in possession of the Company.

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

Given the nature of our Company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. The Board of Directors takes the position that management of a target business will establish:

•	Its own Board of Directors

•	Establish its own definition of “independent” as related to directors and nominees for directors

•	Establish committees that will be suitable for its operations after the Company consummates a business combination

Item 14. Principal Accounting Fees and Services.

	2021	2020
Audit fees(1)	$37,500	$30,000
Audit related fees(1)	$21,000	$7,000
Tax fees	$–	$–
All other fees	$–	$–

________________________

(1) “Audit fees” and “Audit related fees” are fees billed or billable by our external auditor for services provided in auditing and reviewing our Company’s financial statements for the respective years.

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

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Ricardo Haynes	Principal Executive Officer, Principal Accounting Officer, Chairman of the Board of Directors	October 18, 2022
Ricardo Haynes

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Thunder Energies Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Thunder Energies Corporation and its subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s significant operating losses and discontinued operations raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Impairment of Assets

As described in Note 1 to the consolidated financial statements, during 2021, Ben Simon, and those in active consort with him effectively hijacked Nature’s assets under the threat of force and physical violence and systematically divested Nature of its assets, moved into its physical location without reason, and otherwise converted its assets. Hence, Nature Consulting, LLC filed a complaint in the United States District Court of the Southern District of Florida against them. As a result of the actions of the parties mentioned above, the Company recorded an impairment expense of $195,347 in the consolidated statement of operations.

Auditing the Company’s accounting for the impairment expense is complex due to the fact that all the assets, except cash were destroyed by the defendants and hence, the recoverable amount of these assets were zero. Further, there are legal proceeding going on for the Company as stated above and against the Company in relation to the customer advances, which impact the amount recoverable for these assets and potential liabilities to be settled. Auditing this areas is also complex due to the judgment in estimating the carrying amount of the assets and liabilities at the date of impairment.

As part of our testing, we ensured appropriate impairment expense has been recorded in the consolidated statement of operations by testing completeness and accuracy of these assets and related liabilities through reconciliation as of the impairment date. For Property and Equipment and Intangibles, we recalculated the depreciation and amortization expense through the impairment date and ensured that the related amount impaired is net book value on that date. For balances related to leases, we verified the respective agreements (including the termination agreement) and recalculated the balances related to operating lease right-of-use asset and operating lease liabilities which have been impaired. Further, we sent out confirmations to Company’s attorney and vendors included in accounts payable to ensure completeness of liabilities.

/s/ Paris, Kreit & Chiu CPA LLP

New York, NY

October 18, 2022

We have served as the Company’s auditor since 2020.

THUNDER ENERGIES CORPORATION

Consolidated Balance Sheets

	December 31,
	2021	2020

ASSETS
Current assets:
Current assets of discontinued operations	$–	$536,426
Total current assets	–	536,426

Long-term assets of discontinued operations	–	723,287
Total assets	$–	$1,259,713

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$70,971	$31,669
Derivative liability	83,404	124,180
Convertible notes payable, net of discount of $241,876 and $24,730, respectively	508,890	144,036
Accrued interest	1,019,156	374,443
Current liabilities of discontinued operations	901,000	1,431,386
Total current liabilities	2,583,421	2,105,714
Long-term liabilities:
Convertible notes payable, net of discount of $0 and $727,096, respectively	–	92,904
Long-term liabilities of discontinued operations	–	461,966
Total long-term liabilities	–	554,870
Total liabilities	2,583,421	2,660,584

Commitments and contingencies	–	–

Stockholders' deficit
Preferred stock - Series A: $0.001 par value, 50,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Preferred stock - Series B: $0.001 par value, 10,000,000 authorized; 5,000 and 5,000 shares issued and outstanding, respectively	5	5
Preferred stock - Series C: $0.001 par value, 10,000,000 authorized; 10,000 and 10,000 shares issued and outstanding, respectively	10	10
Common stock: $0.001 par value 900,000,000 authorized; 80,140,735 and 76,340,735 shares issued and outstanding, respectively	80,140	76,340
Additional paid-in-capital	(693,112)	(879,312)
Accumulated deficit	(2,020,464)	(647,914)
Total stockholders' deficit	(2,583,421)	(1,400,871)
Total liabilities and stockholders' deficit	$–	$1,259,713

See notes to consolidated financial statements

THUNDER ENERGIES CORPORATION

Consolidated Statements of Operations

	Years Ended December 31,
	2021	2020

Net revenues	$–	$–

Cost of sales	–	–

Gross Profit	–	–

Operating expenses:
Advertising and marketing expenses	–	–
General and administrative	–	–
Total operating expenses	–	–
Profit from operations	–	–

Other expense (income):
Change in derivative liability	(40,776)	21,445
Accretion of debt discount	509,950	187,293
Interest expense	1,288,912	299,506
Gain on extinguishment of debt	(621,798)	–
Other expense	–	56,500
Other income	–	(58,771)
Total other expense	1,136,288	505,973

Loss before income taxes and discontinued operations	(1,136,288)	(505,973)
Income taxes	–	–
Loss from continuing operations	(1,136,288)	(505,973)
Discontinued operations	(236,262)	(44,629)

Net loss	$(1,372,550)	$(550,602)

Net loss per share from continuing operations, basic and diluted	$(0.02)	$(0.02)
Net loss per share from discontinued operations, basic and diluted	(0.00)	(0.00)
Net loss per share, basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	76,735,271	35,787,669

See notes to consolidated financial statements

THUNDER ENERGIES CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

	Members'	Preferred Stock A		Preferred Stock B		Preferred Stock C
	equity	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2019	$–	–	–	–	–	–	–
Acquisition of common shares in exchange for due to related party	(750,000)	–	–	–	–	–	–
Debt discount issued in conjunction with debt	–	–	–	–	–	–	–
Common shares issued for acquisition	–	–	–	–	–	–	–
Issued common shares for services	–	–	–	–	–	–	–
Conversion of debt to common stock	–	–	–	–	–	–	–
Liability paid by shareholder	–	–	–	–	–	–	–
Members' distribution	(588,191)	–	–	–	–	–	–
Acquisition of business	1,338,191	50,000,000	50,000	5,000	5	10,000	10
Net loss	–	–	–	–	–	–	–
Balance, December 31, 2020	$–	50,000,000	50,000	5,000	5	10,000	10

Balance, December 31, 2020	$–	50,000,000	50,000	5,000	5	10,000	10
Issuance of common stock in conjunction with conversion of convertible note payable	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–
Balance, December 31, 2021	$–	50,000,000	50,000	5,000	5	10,000	10

(continued)

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	capital	Deficit	Total

Balance, December 31, 2019	–	$–	$–	$(97,312)	$(97,312)
Acquisition of common shares in exchange for due to related party	–	–	–	–	(750,000)
Debt discount issued in conjunction with debt	–	–	820,000	–	820,000
Common shares issued for acquisition	60,000,000	60,000		–	60,000
Issued common shares for services	195,480	195	33,037	–	33,232
Conversion of debt to common stock	3,500,000	3,500	31,500	–	35,000
Liability paid by shareholder	–	–	47,586	–	47,586
Members' distribution	–	–	–	–	(588,191)
Acquisition of business	12,645,255	12,645	(1,811,435)	–	(410,584)
Net loss	–	–	–	(550,602)	(550,602)
Balance, December 31, 2020	76,340,735	$76,340	$(879,312)	$(647,914)	$(1,400,871)

Balance, December 31, 2020	76,340,735	$76,340	$(879,312)	$(647,914)	$(1,400,871)
Issuance of common stock in conjunction with conversion of convertible note payable	3,800,000	3,800	186,200	–	190,000
Net loss	–	–	–	(1,372,550)	(1,372,550)
Balance, December 31, 2021	80,140,735	$80,140	$(693,112)	$(2,020,464)	$(2,583,421)

See notes to consolidated financial statements

THUNDER ENERGIES CORPORATION

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(1,372,550)	$(550,602)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	44,959	11,854
Amortization expense	7,755	5,695
Accretion of debt discount	509,950	187,293
Change in fair value of derivative liability	(40,776)	21,445
Impairment of assets	195,347	–
Gain on extinguishment of debt	(621,798)	–
Forgiveness of PPP loan	(200,000)	–
Common stock issued for services	–	33,232
Gain on conversion of convertible notes payable	–	(58,771)
Changes in operating assets and liabilities:
Accounts receivable, net	68,403	42,608
Inventories, net	32,161	(111,106)
Prepaid expenses	189,550	(126,168)
Other current assets	–	(24,799)
Accounts payable	304,954	(80,936)
Customer advance payments	(318,740)	448,422
Accrued interest	1,307,631	359,562
Other current liabilities	(26,062)	71,703
Net cash provided by operating activities	80,784	229,432

Cash flows from investing activities:
Purchase of intangible assets	–	(77,550)
Purchases of equipment	(15,337)	(162,675)
Net cash used in investing activities	(15,337)	(240,225)

Cash flows from financing activities:
Proceeds from loan payable to shareholder	–	110,868
Repayment of due from related party	(243,000)	(549,257)
Repayments of loan payable to shareholder	(68,405)	(42,463)
Repayments of short term notes payable	(51,545)	(20,000)
Proceeds from long term convertible notes payable	–	820,000
Proceeds from short term notes payable - related party	–	284,744
Proceeds from short term notes payable	–	201,035
Proceeds from PPP loan	200,000	–
Non-cash acquisition	–	(732,691)
Net cash (used in) provided by financing activities	(162,950)	72,236

Net (decrease) increase in cash	(97,503)	61,443

Cash at beginning of period	97,503	36,060
Cash at end of period	$–	$97,503

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Issuance of common stock in conjunction with conversion of convertible note payable	$190,000	$–
Acquisition of common shares in exchange for due to related party	$–	$750,000
Debt discount issued in conjunction with debt	$–	$820,000
Common stock issued in conjunction with convertible notes payable	$–	$35,000
Liability paid by shareholder	$–	$47,586
Common shares issued for acquisition	$–	$60,000

See notes to consolidated financial statements

THUNDER ENERGIES CORPORATION

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

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

Immediately following the Interest Purchase Agreement, the business of Nature became TNRG’s main operation. The Company was formed in February 2019.

Filing of Complaint Against Certain Former Officers and Other Parties

On October 14, 2021 Nature Consulting, LLC, a wholly owned subsidiary, filed a complaint (“Complaint”) in the United States District Court of the Southern District of Florida against Or-El Ben Simon, individually, Adam Levy (previously the Chief Executive Officer of the Company), individually, Solange Baruk (previously a bookkeeper of the Company), individually, DVP Distro, LLC, a Florida limited liability company, Custom Graphics 2011, Inc. a Florida corporation, Beso Group, LLC, a Florida limited liability company, and Tops Consulting, LLC a Florida limited liability company (collectively, the “Defendants”).

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

As a result of the actions of the Defendants, the Company recorded a net impairment charge of $195,347 during the year ended December 31, 2021 comprised of the following:

December 31,
Impairment charges:	2021
Prepaids	$(12,500)
Inventories	(136,309)
Net office equipment	(18,586)
Net computer equipment	(15,283)
Net machinery and equipment	(21,782)
Net leasehold improvements	(79,665)
Net website	(64,100)
Net operating lease right-of-use assets	(306,902)
Deposits(2)	(24,799)
Due to related party(1)	169,744
Current portion of operating lease liabilities(2) (3)	187,754
Operating lease liabilities net of current portion(2) (3)	127,081
Total impairment charges	$(195,347)

(1)	The Company has included due to related party of $169,744 within the impairment charge above as these amounts have been used to settle the assets, as impaired, which have been commandeered, discarded, destroyed and taken possession of by the defendant. This amount related to working capital loan taken from the defendants.

(2)	On October 22, 2021, the Company entered into a lease termination agreement (“Lease Termination”) with Canal Park Office to terminate the Company’s North Miami Beach, Florida office space. The Termination Agreement allows Canal Park Office to retain the security deposit of $24,799 and to be paid $21,000. The Company was released from any other obligations.

(3)	In December 2021, the Company confirmed with the landlord that as of that time and on a going forward basis, the Company has no rental obligation, or past due rental obligation or any other related liability on its office/ warehouse space located at 3017 Greene Street, Hollywood, Florida.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $2,020,464 and $647,914 at December 31, 2021 and 2020, respectively, had a working capital deficit of $2,583,421 and $1,569,288 at December 31, 2021 and 2020, respectively, had a net losses of $1,372,550 and $550,602 for the years ended December 31, 2021 and 2020, respectively, with limited revenue earned since inception, no current revenue generating operations, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: inventory valuation, common stock valuation, the recoverability of intangibles, derivative valuation, impairment of assets, and lease asset amortization. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Cash

The Company’s cash is held in bank accounts in the United States and is insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company has not experienced any cash losses.

Accounts Receivable

Accounts receivable are non-interest-bearing obligations due under normal course of business. Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company has an allowance for doubtful accounts of $147,357 (included in discontinued operations) and $14,350 (included in discontinued operations) as of December 31, 2021 and 2020, respectively.

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

The computation of income taxes included in the Consolidated Statements of Operations, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. Taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented.

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

Advertising and Marketing Costs

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. Advertising and marketing expense was $392,171 and $866,779 for the years ended December 31, 2021 and 2020, respectively.

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

A description of our principal revenue generating activities are as follows:

Sales – The Company offers consumer products through its online websites. During the years ended December 31, 2021 and 2020, the Company recorded retail sales of $3,750,519 (included in discontinued operations) and $4,620,105 (included in discontinued operations), respectively.

Mask sales – As a result of the COVID 19 pandemic, in 2020, the Company entered into the sale of KN95 masks but had to dispose of them at a loss. During the years ended December 31, 2021 and 2020, the Company recorded mask sales of $0 (included in discontinued operations) and $3,054,201 (included in discontinued operations), respectively.

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

Customer Advanced Payments

Customer advanced payments consists of customer orders paid in advance of the delivery of the order. Customer advanced payments are classified as short-term as the typical order ships within approximately three weeks of placing the order. Customer advanced payments are recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met. Customer advanced payments as of December 31, 2021 and 2020 were $203,518 (included in discontinued operations) and $522,258 (included in discontinued operations), respectively. Customer advanced payments are included in current liabilities in the accompanying Consolidated Balance Sheets. The Company’s ability to fulfill these orders have been impaired (see Note 1).

Inventories

The Company manufactures its own products, made to order, and when completed are shipped to the customer. The Company's inventories are valued by the first-in, first-out (“FIFO”) cost method and are stated at the lower of cost or net realizable value. The Company had inventories of $0 (included in discontinued operations) and $168,470 (included in discontinued operations), respectively, consisting of mostly finished goods as of December 31, 2021 and 2020, respectively. See Note 1 for impairment discussion as of December 31, 2021.

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

Impairment of Long-lived Assets

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the discounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. There are no impairments as of December 31, 2020. See Note 1 for impairment discussion as of December 31, 2021.

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

Leases

The Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease obligation. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. The Company’s lease arrangements generally do not provide an implicit interest rate. As a result, in such situations the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU assets and liabilities. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company has some lease agreements with lease and non-lease components, which are accounted for as a single lease component. See Note 1 for impairment discussion as of December 31, 2021.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2021, the fair value of cash, accounts receivable, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The following table summarize the Company’s fair value measurements by level at December 31, 2021 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability	$–	$–	$83,404

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

Loss per Share

The computation of loss per share included in the Consolidated Statements of Operations, represents the net profit (loss) per share that would have been reported had the Company been subject to ASC 260, “Earnings Per Share” as a corporation for all periods presented.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	December 31, 2021	December 31, 2020
Options to purchase shares of common stock	–	–
Series A convertible preferred stock	500,000,000	500,000,000
Series B convertible preferred stock	5,000,000	5,000,000
Series C convertible preferred stock	10,000	10,000
Total potentially dilutive shares	505,010,000	505,010,000

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of December 31, 2020. See Explanatory Note 1 for impairment discussion as of December 31, 2021.

Discontinued Operations

As a result of the October 14, 2021 Complaint filed against Defendants, the Company determined that Nature would be accounted as a discontinued operation pursuant to ASC 205-20 Discontinued Operations. In determining whether a group of assets that is disposed (or to be disposed) should be presented as a discontinued operation, we analyzed whether the group of assets being disposed represents a component of the Company; that is, whether it had historic operations and cash flows that were clearly distinguished, both operationally and for financial reporting purposes. In addition, we considered whether the disposal represents a strategic shift that has or will have a major effect on our operations and financial results. The results of discontinued operations, as well as any gain or loss on the disposal, if applicable, are aggregated and separately presented in our consolidated statements of operations, net of income taxes. The historical financial position of discontinued operations are aggregated and separately presented in our accompanying consolidated balance sheets.

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

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	Estimated Life	December 31, 2021	December 31, 2020

Office equipment and furniture	5 years	$–	$21,782
Computer equipment	3 years	–	24,727
Machinery and equipment	5 years	–	17,415
Leasehold Improvements	Shorter of the estimated useful life or lease term	–	114,491
Accumulated depreciation		–	(13,477)
		$–	$164,938

Depreciation expense was $44,959 and $11,854 for the years ended December 31, 2021 and 2020, respectively, and is classified in general and administrative expenses in the Consolidated Statements of Operations. See Note 1 for impairment discussion as of December 31, 2021.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	Estimated Life	December 31, 2021	December 31, 2020

Website	5 years	$–	$77,550
Accumulated amortization		–	(5,695)
		$–	$71,855

Amortization
Year ending:	Expense
2022	$–
Total amortization	$–

Amortization expense was $7,755 and $5,695 for the years ended December 31, 2021 and 2020, respectively, and is classified in general and administrative expenses in the Consolidated Statements of Operations. See Note 1 for impairment discussion as of December 31, 2021.

NOTE 6 – DEBT TO FORMER SHAREHOLDER – discontinued operations

On March 1, 2020, the members of Nature entered into the Ownership Interest Purchase Agreement (“Ownership Agreement”) whereby Yogev Shvo, a member of the Company, acquired the remaining 50% member ownership (“Seller”) giving Mr. Shvo 100% member ownership of the Company. As consideration for the Ownership Agreement, the Seller received a Promissory Note of $750,000. The Promissory Note bears interest at 15% per annum and matures March 1, 2022, as amended on June 30, 2021. During the year ended December 31, 2021, the Company made repayments of $193,000 for a balance of $72,743 under Due to Related Parties in the accompanying Balance Sheet at December 31, 2021. The Note is secured with the assets of the Company pursuant to a security agreement dated March 1, 2020. In addition, the Company’s CEO has personally guaranteed the Note.

The Company borrows funds from related parties for working capital purposes from time to time. The Company has recorded the principal balance due of $0 under Due to Related Parties in the accompanying Consolidated Balance Sheet at December 31, 2021. The Company received no advances and made repayments of $50,000 during the year ended December 31, 2021. Advances are non-interest bearing and due on demand. See Note 1 for impairment discussion as of December 31, 2021.

NOTE 7 – LOANS PAYABLE

Economic Injury Disaster Loan – Discontinued operations

On May 14, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business.

Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the Company borrowed an aggregate principal amount of the EIDL Loan of $150,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date of each advance. Installment payments, including principal and interest, are due monthly beginning May 14, 2021 (twelve months from the date of the SBA Note) in the amount of $731. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company also received a $7,000 grant, which does not have to be repaid.  During the year ended December 31, 2020, $7,000 was recorded in Other Income in the Statements of Operations in April 2020. During the year ended December 31, 2021, the Company made repayments of $1,462 and has a balance of $149,490 under short term notes payable in the accompanying Balance Sheet at December 31, 2021.

In connection therewith, the Company executed (i) a note for the benefit of the SBA (the “SBA Note”), which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default (the “SBA Security Agreement”). As a result of the failure to repay amounts based on the repayment schedule, on December 21, 2021, the Company was notified that it was in default of the EIDL Loan and that the entire balance of principal and unpaid interest of $155,598 is due.

Paycheck Protection Program Loan – Discontinued operations

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

Paycheck Protection Program Loan Round 2 – Discontinued operations

On April 2, 2021, the Company executed a note (the “PPP Note”) for the benefit of First Federal Bank (the “Lender”) in the aggregate amount of $200,000 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) through a second draw. The PPP is administered by the U.S. Small Business Administration (the “SBA”). The terms of the second draw have the same general loan terms as the first draw PPP loan. On December 31, 2021, the PPP Round 2 loan was forgiven and $200,000 was recorded as Other Income in the consolidated Statements of Operations.

Principal payments on loans payable are due as follows:

Year ending:	EIDL
2022	$149,490
Total liability	$149,490

NOTE 8 – LOAN PAYABLE TO SHAREHOLDER – discontinued operations

The Company borrows funds from its shareholders from time to time for working capital purposes. During the year ended December 31, 2021, the Company had no additional borrowings and made repayments of $68,405 for a balance of $0 at December 31, 2021. Advances are non-interest bearing and due on demand.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Convertible Note Payable

Short Term

$85,766 Note

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

On March 24, 2020, the note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of December 31, 2021.

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $82,257, recorded a change in derivative liability of $40,776 and $21,445 during the years ended December 31, 2021 and 2020, respectively.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $22,450 and $86,566 during the years ended December 31, 2021 and 2020, respectively.

$220,000 Note

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

The principal balance due at December 31, 2021 is $220,000 and is presented as a short-term liability in the balance sheet.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. In exchange for the Agreement, the Company agreed to pay a one-time interest charge of $11,680 in the year ended December 31, 2021.

$410,000 Note (previously $600,000)

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

On December 6, 2021, the holder of the note converted $190,000 of the Note into 3,800,000 shares of the Company’s common stock. The principal balance of $410,000 is due October 16, 2022 and is presented as a short term liability in the balance sheet.

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

On November 22, 2021, the loan of $48,000 and accrued and unpaid interest of $573,798 totaling $621,798 was forgiven by EMRY and recorded as a gain on extinguishment of debt in Other Expense in the consolidated Statements of Operations.

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

On December 6, 2021, the holder of the note converted $190,000 of the Note into 3,800,000 shares of the Company’s common stock for a balance due of $410,000 at December 31, 2021 on the Note.

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

NOTE 11 – OPERATING LEASES – DISCONTINUED OPERATIONS

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

In December 2021, the Company confirmed with the landlord that as of that time and on a going forward basis, the Company has no rental obligation, or past due rental obligation or any other related liability on its office/ warehouse space located at 3017 Greene Street, Hollywood, Florida.

On October 22, 2021, the Company entered into a lease termination agreement (“Lease Termination”) with Canal Park Office to terminate the Company’s North Miami Beach, Florida office space. The Termination Agreement allows Canal Park Office to retain the security deposit of $24,799 and to be paid $21,000. The Company was released from any other obligations.

See Note 1 for impairment discussion as of December 31, 2021.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Years ended December 31,
	2021	2020
Operating lease expense	$102,280	$182,483
Short term lease cost	$4,430	$2,472
Total lease expense	$102,280	$184,954

In accordance with ASC 842, other information related to leases was as follows:

Years ended December 31,	2021	2020
Operating cash flows from operating leases	$102,280	$177,995
Cash paid for amounts included in the measurement of lease liabilities	$102,280	$177,995

Weighted-average remaining lease term—operating leases	–	2.4 years
Weighted-average discount rate—operating leases	–	8%

In accordance with ASC 842, maturities of operating lease liabilities as of December 31, 2021 were as follows:

Operating
Year ending:	Lease
2022	$–
Total undiscounted cash flows	$–

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	–
Weighted-average discount rate	–
Present values	$–

Lease liabilities—current	–
Lease liabilities—long-term	–
Lease liabilities—total	–

Difference between undiscounted and discounted cash flows	$–

Operating lease cost was $102,280 and $182,502 for the years ended December 31, 2021 and 2020, respectively.

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

At December 31, 2021, net operating loss carry forwards for Federal and state income tax purposes totaling approximately $495,000 available to reduce future income which, if not utilized, will begin to expire in the year 2040. There is no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

A reconciliation of the statutory income tax rates and the effective tax rate is as follows:

	For the Years Ended December 31,
	2021	2020

Statutory U.S. federal rate	21.0%	21.0%
State income tax, net of federal benefit	3.5%	3.5%
Permanent differences	0.0%	0.0%
Valuation allowance	(24.5)%	(24.5)%

Provision for income taxes	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	December 31,
	2021	2020

Deferred tax assets:
Net operating loss carry forwards	$495,455	$323,940
Stock based compensation	–	–
Valuation allowance	(495,455)	(323,940)

Deferred tax asset, net	$–	$–

Major tax jurisdictions are the United States and Florida. All of the tax years will remain open three and four years for examination by the Federal and state tax authorities, respectively, from the date of utilization of the net operating loss. There are no tax audits pending.

NOTE 14 – EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (“EPS”) computations.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Years Ended December 31,
	2021	2020
Series A convertible preferred stock	500,000,000	500,000,000
Series B convertible preferred stock	5,000,000	5,000,000
Series C convertible preferred stock	10,000	10,000
Total potentially dilutive shares	505,010,000	505,010,000

The following table sets forth the computation of basic and diluted net income per share:

	Years Ended December 31,
	2021	2020

Loss from continuing operations	$(1,136,288)	$(505,973)
Discontinued operations	(236,262)	(44,629)
Net loss attributable to the common stockholders	$(1,372,550)	$(550,602)

Basic weighted average outstanding shares of common stock	76,735,271	35,787,669
Dilutive effect of options and warrants	–	–
Diluted weighted average common stock and common stock equivalents	76,735,271	35,787,669

Loss per share:
Net loss per share from continuing operations, basic and diluted	$(0.02)	$(0.02)
Net loss per share from discontinued operations, basic and diluted	(0.00)	(0.00)
Net loss per share total, basic and diluted	$(0.02)	$(0.02)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

Rocket Systems – Discontinued Operations

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

The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements except that Nature has recorded a reserve of $43,812 as of December 31, 2021. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

Home Remedies CBD – Discontinued Operations

On November 23, 2021, Home Remedies CBD, LLC (“Plaintiff”) filed a complaint against TheHemplug LLC (“THP”) in the pending 3rd Judicial Circuit Court in and for Wayne County, Michigan, (the “Michigan Court”), Case Number CACE-21-016306-CB (the “Complaint”).

The complaint alleges that the Plaintiff paid Nature a deposit of $60,030 for the delivery of THP products. According to the Complaint, Nature delivered $27,600 of the product but failed to deliver the remaining $32,430 of product. In addition, Plaintiff returned $4,575 of product to correct the labeling and that THP failed to correct the labeling and return the product to Plaintiff.

Plaintiff has demanded that the remainder of the product order be canceled and a refund of $37,005. In addition, the Plaintiff is seeking prejudgment interest and costs of this action.

The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements except that THP has recorded a reserve of $15,000 as of December 31, 2021. The Company is confident to obtain a summary judgement in their favor on the trade secret allegations and hence has not provided for any financial exposure. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

On July 19, 2022, THP agreed to pay Plaintiff a settlement of $15,000.

Guarantees – Discontinued Operations

The Company's Promissory Note is collateralized by substantially all of the Company's assets and is personally guaranteed by the Company's former CEO, Mr. Yogev Shvo.

Employment Contracts

The Company has no employment contracts with its key employees.

NOTE 16 – DISCONTINUED OPERATIONS

As a result of the October 14, 2021 Complaint filed against Defendants, the Company determined that Nature would be accounted as a discontinued operation pursuant to ASC 205-20 Discontinued Operations. In determining whether a group of assets that is disposed (or to be disposed) should be presented as a discontinued operation, we analyzed whether the group of assets being disposed represents a component of the Company; that is, whether it had historic operations and cash flows that were clearly distinguished, both operationally and for financial reporting purposes. In addition, we considered whether the disposal represents a strategic shift that has or will have a major effect on our operations and financial results.

The following table reconciles the loss realized from the disposal of discontinued operations:

December 31,
2021
Accounts payable	$386,129
Due to related party	72,743
Customer advance payments	203,518
Short term notes payable	149,490
Accrued interest	89,120
Gain on disposal of discontinued operation	$901,000

Discontinued operations for the years ended December 31, 2021 and 2020 consist of the operations from Nature.

The following tables lists the assets and liabilities of discontinued operations as of December 31, 2021 and 2020 and the discontinued operations for Nature for years ended December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$–	$97,503
Accounts receivable	–	68,403
Inventories, net	–	168,470
Prepaid expenses	–	202,050
Total current assets of discontinued operation	–	536,426

Property and equipment, net	–	164,938
Intangibles, net	–	71,855
Operating lease right-of-use assets, net	–	461,695
Other assets	–	24,799
Total non-current assets of discontinued operations	–	723,287
TOTAL ASSETS OF DISCONTINUED OPERATION	$–	$1,259,713

LIABILITIES
Current liabilities:
Accounts payable	$386,129	$120,477
Due to related party	72,743	485,487
Loan payable to shareholder	–	68,405
Customer advance payments	203,518	522,258
Short term notes payable	149,490	–
Current portion of operating lease liabilities	–	207,762
Accrued interest	89,120	–
Other current liabilities	–	26,997
Total current liabilities of discontinued operation	901,000	1,431,386

Long-term liabilities:
Long term notes payable	$–	$201,035
Operating lease liabilities net of current portion	–	260,931
Total long-term liabilities of discontinued operation	–	461,966
TOTAL LIABILITIES OF DISCONTINUED OPERATION	$901,000	$1,893,352

	For the Years Ended December 31,
	2021	2020

Revenue	$3,750,519	$7,674,306
Cost of sales	1,574,770	4,507,865
Gross profit	2,175,749	3,166,441

Operating expenses:
Advertising and marketing expenses	392,171	866,779
General and administrative	2,005,117	2,297,497
Total operating expenses	2,397,288	3,164,276
Profit from operations	(221,539)	2,165

Other expense (income):
Impairment of assets	195,347	–
Interest expense	19,672	60,156
Other expense	–	5,350
Other income	(200,296)	(18,712)
Total other expense	14,723	46,794

Loss before income taxes	(236,262)	(44,629)
Income taxes	–	–

Net loss of discontinued operations	$(236,262)	$(44,629)

NOTE 17 – SUBSEQUENT EVENTS

Acquisition of TNRG Preferred Stock

On February 28, 2022, Mr. Ricardo Haynes, Mr. Eric Collins, Mr. Lance Lehr, Ms. Tori White, and Mr. Donald Keer, each as an individual and principal shareholders of Bear Village, Inc., a Wyoming corporation, (the “Purchaser”) personally acquired 100% of the issued and outstanding shares of preferred stock (the “Preferred Stock”) of Thunder Energies Corporation, a Florida corporation, (the “Company” or the “Registrant”) from Mr. Yogev Shvo, an individual domiciled in Florida (the “Seller”) (the “Purchase”). The consideration for the purchase was provided to the Purchaser from the individual’s private funds.

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

As a result of the Purchase, the Purchaser owns approximately 100% of the fully diluted outstanding equity securities of the Company and approximately 100% of the voting rights for the outstanding equity securities and therefore, the Company has a change in ownership resulting in the recognition of a gain or loss on the sale of the interest sold and a revaluation of any noncontrolling investment in accordance with ASC 810-10-40-5.

As part of the Purchase Mr. Shvo submitted 55,000,000 shares of restricted common stock to the Company’s treasury for cancellation.

The purchase price of $50,000 for the Preferred Stock was paid in cash. The consideration for the purchase was provided to the Seller from the Purchaser. The Purchase of the Preferred Stock was the result of a privately negotiated transaction which consummation resulted in a change of control of the Registrant.

1)	Purchaser acquired TNRG subject to the following existing debt and obligations:

a.	$35,000 Convertible Note held by ELSR plus accrued interest
b.	$85,766 Convertible Note held by ELSR plus accrued interest
c.	$220,000 Convertible Note held by 109 Canon plus accrued interest
d.	$410,000 Convertible Note held by Moshe Zucker plus accrued interest of which $190,000 has recently been converted into 3,800,000 shares of restricted common stock.
e.	Auditor Invoice estimated at $30,000 past due and $37,000 for completion of 2021
f.	Accountant Invoice estimated at $42,500 and approximately $4,500 for completion of 2021
g.	No other debt or liability is being assumed by Purchaser
h.	Purchaser specifically assumes no liability regarding any dispute between Orel Ben Simon and the Seller. Seller shall indemnify Company as required in the body of the Agreement.
i.	Company may be subject to potential liability and legal fees and associated costs regarding the FCV Matter if in excess of the Seller indemnification provisions set forth in Section 11 of the Agreement
j.	Purchaser on behalf of the Company is responsible for assuring the Company’s timely payment of all Company federal and state and any related tax obligations for fiscal year 2021 with the exception of taxes due relating to income, sales, license, business or any other taxes associated with Nature and HP

2)	The transfer to Seller of all of TNRG’s security ownership interest in each of Nature and HP to Seller shall include the following existing Nature debt and related matters:

a.	EIDL Loan ($149,490 plus $9,290 accrued interest)
b.	$72,743 note due to Orel Ben Simon plus accrued interest
c.	All cases in action and potential legal liabilities concerning current disputes with Nature, HP, Ben Simon, Seller and any other parties.

As a result of the Purchase and change of control of the Registrant, the existing officers and directors of the Company, Mr. Adam Levy, Mr. Bruce W.D. Barren, Ms. Solange Bar and Mr. Yogev Shvo (Chairman) have either resigned or been voted out of their positions.

Under the terms of the stock purchase agreement the new controlling shareholder was permitted to elect representatives to serve on the Board of Directors to fill the seat(s) vacated by prior directors. Mr. Ricardo Haynes became the sole Director, CEO and Chairman of the Board of the Registrant, and the acting sole officer of the Company.

Employment Agreements

On March 1, 2022, as amended on October 1, 2022, Mr. Ricardo Haynes, the Company’s Chief Executive Officer and President (“CEO”) entered into an Employment Agreement with the Company. The Employment agreement terminates September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months notice. In addition, Mr. Haynes is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under this Employment agreement, the CEO will be entitled to the following:

•	$5,700 for services performed from March 1, 2022 – June 30, 2022
•	Lump Sum payment of $21,299.00 for services from July 1, 2022 – December 31, 2022
•	25,000,000 shares of TNRG common stock in the Company which vest immediately.
•	7,500,000 newly issued Preferred A shares of TNRG stock CUSIP (88604Y209) Cert No. 400002
•	750 newly issued Preferred B shares of TNRG stock CUSIP (88604Y209), Cert. No. 500002
•	1,500 newly issued Preferred C shares of TNRG stock CUSIP (8860Y209), Cert No. 600002
•	$7,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
•	1,500 RoRa Coins in possession of the Company.

On October 1, 2022, the Company entered into Employment Agreements with individuals for positions in the Company. Each of the Employment agreements shall begin October 1, 2022 and terminate September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months notice. In addition, each employee is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under these Employment agreements, each employee will be entitled to the following:

•	Ms. Tori White, Director real Estate Development.
o	$24,000 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
o	4,800 RoRa Coins in possession of the Company.
•	Mr. Eric Collins, Chairman and Chief Operations Officer.
o	$12,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
o	2,500 RoRa Coins in possession of the Company.
•	Mr. Donald Keer, Corporate Counsel
o	$3,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
o	700 RoRa Coins in possession of the Company.
•	Mr. Lance Lehr, Chief Operating Officer
o	$2,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
o	500 RoRa Coins in possession of the Company.

Consulting Agreements

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the related party will be entitled to a total of 10,000,000 common, vest immediately, valued at $300,000 (based on the Company’s stock price on the date of issuance) and will be expensed over the thirty-six (36) term of the Consulting agreement.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the related party will be entitled to a total of 5,000,000 common, vest immediately, valued at $150,000 (based on the Company’s stock price on the date of issuance) and will be expensed over the thirty-six (36) term of the Consulting agreement.

Convertible Notes Payable

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that pay interest at 10% per annum and are due and payable on December 31, 2022 for aggregate gross proceeds of $347,500 through August 31, 2022. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share into the Company’s common stock if before any public offering. The Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature (“BCF”) and determined that the instrument does not have a BCF.

$40,000,000 Convertible Note

On May 13, 2022, the Company issued a convertible promissory note in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. Conversion rights shall not vest until such time as the holder’s consideration, Coins are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. The expected date for being live is November 1, 2022. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature (“BCF”) and determined that the instrument does not have a BCF.

Investment in Fourth &One

On September 8, 2022, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One, LLC (“Fourth & One”) with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WC Mine Holdings, LLC (“WCMH”) giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime digital coins (“Coins”), valued at $1,450,000. The promissory note provides for no interest and matures on October 31, 2022 (“Maturity Date”). In addition, the promissory note provides that the Company may convert all amounts at any time prior to the Maturity Date and after gaining approval by the Securities and Exchange Commission of the Company’s REG A II Offering and Fourth & One may convert all amounts into common stock prior to the Maturity Date at a conversion price of $2.00 per share. The Agreement also provides that should Fourth & One not be able to convert the Coins on or before October 31, 2022 at a conversion ratio of $800 per Coin, the Company will purchase all of the Coins for a total of $1,600,000 (2,000 Coins at $800 per Coin) on October 31, 2022.

Financing Engagement Agreement

On August 25, 2022 the Company entered into a Legal Services Agreement with The George Law Group in connection with an issuance of multi-tranched securitization (“Financing”) which shall utilize a pledge of the Company’s stock and other properties currently owned or under the Company’s control. The legal fee shall be one-half of one percent (0.5%) of the par amount of any Financing. The Company paid a retainer of $25,000 at the signing of the Legal Services Agreement which will be applied to any fees incurred in the Financing.

