Form 10-Q
period 2022-03-31
Thunder Energies Corp
filed 2022-11-29
CIK 1524872

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 29, 2022, there were 72,140,735 shares of common stock outstanding.

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

Furthermore, Defendants’ conduct has impeded the fulfillment of orders already paid for by Nature’s clients. This has caused Nature’s clients to threaten Nature with suit and to otherwise end their business relationships with Nature due to Nature’s failure to satisfy orders. Even if Nature wanted to operate, due to the unlawful interception of its communications with clients and vendors, it would be impossible.

Nature Consulting, LLC has demanded a jury trial to adjudicate this complaint.

On February 28,2022, as part of acquisition of TNRG Preferred Stock with Bear Village, other than liabilities specifically identified in the acquisition, no debt or liability is assumed by the Purchaser (see Note 1 to the unaudited condensed consolidated financial statements).

As a result of the actions of the Defendants, the Company recorded an impairment charge of $195,347 during the year ended December 31, 2021 comprised of the following:

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

(2) On October 22, 2021 the Company entered into a lease termination agreement (“Lease Termination”) with Canal Park Office to terminate the Company’s North Miami Beach, Florida office space. The Termination Agreement allows Canal Park Office to retain the security deposit of $24,799 and to be paid $21,000. The Company was released from any other obligations.

(3) In December 2021, the Company confirmed with the landlord that as of that time and on a going forward basis, the Company has no rental obligation, or past due rental obligation or any other related liability on its office/ warehouse space located at 3017 Greene Street, Hollywood, Florida.

4

THUNDER ENERGIES CORPORATION

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THUNDER ENERGIES CORPORATION

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$200	$–
Total current assets	200	–

Total assets	$200	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$125,619	$70,971
Derivative liability	80,065	83,404
Convertible notes payable, net of discount of $164,205 and $241,876, respectively	586,561	508,890
Accrued interest	1,489,150	1,019,156
Current liabilities of discontinued operations	–	901,000
Total current liabilities	2,281,395	2,583,421
Total liabilities	2,281,395	2,583,421

Commitments and contingencies (Note 14)	–	–

Stockholders' deficit
Preferred stock - Series A: $0.001 par value, 50,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Preferred stock - Series B: $0.001 par value, 10,000,000 authorized; 5,000 and 5,000 shares issued and outstanding, respectively	5	5
Preferred stock - Series C: $0.001 par value, 10,000,000 authorized; 10,000 and 10,000 shares issued and outstanding, respectively	10	10
Common stock: $0.001 par value 900,000,000 authorized; 50,140,735 and 80,140,735 shares issued and outstanding, respectively	50,140	80,140
Additional paid-in-capital	86,888	(693,112)
Accumulated deficit	(2,468,238)	(2,020,464)
Total stockholders' deficit	(2,281,195)	(2,583,421)
Total liabilities and stockholders' deficit	$200	$–

See notes to unaudited condensed financial statements

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2022	2021

Net revenues	$–	$–

Cost of sales	–	–

Gross Profit	–	–

Operating expenses:
Stock based compensation	750,000	–
General and administrative	54,450	–
Total operating expenses	804,450	–
Loss from operations	(804,450)	–

Other (income) expense:
Change in derivative liability	(3,339)	(3,850)
Accretion of debt discount	77,671	118,480
Interest expense	469,992	171,484
Gain on disposal of discontinued operations	(901,000)	–
Total other (income) expense	(356,676)	286,114

Loss before income taxes	(447,774)	(286,114)
Income taxes	–	–
Loss from continuing operations	(447,774)	(286,114)
Discontinued operations	–	71,583

Net loss	$(447,774)	$(214,531)

Net loss per share from continuing operations, basic and diluted	$(0.01)	$(0.01)
Net loss per share from discontinued operations, basic and diluted	$–	$–
Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	69,529,624	76,340,735

See notes to unaudited condensed financial statements

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Members'	Preferred Stock A		Preferred Stock B		Preferred Stock C
	Equity	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2020	$–	50,000,000	$50,000	5,000	$5	10,000	$10
Net loss	–	–	–	–	–	–	–
Balance, March 31, 2021	$–	50,000,000	$50,000	5,000	$5	10,000	$10

Balance, December 31, 2021	$–	50,000,000	$50,000	5,000	$5	10,000	$10
Common shares returned to treasury for cancellation	–	–	–	–	–	–	–
Issuance of fully vested common shares issued against employment services	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–
Balance, March 31, 2022	$–	50,000,000	50,000	5,000	$5	10,000	$10

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	Deficit

Balance, December 31, 2020	76,340,735	$76,340	$(879,312)	$(647,914)	$(1,400,871)
Net loss	–	–	–	(214,531)	(214,531)
Balance, March 31, 2021	76,340,735	$76,340	$(879,312)	$(862,445)	$(1,615,402)

Balance, December 31, 2021	80,140,735	$80,140	$(693,112)	$(2,020,464)	$(2,583,421)
Common shares returned to treasury for cancellation	(55,000,000)	(55,000)	55,000	–	–
Issuance of fully vested common shares issued against employment services	25,000,000	25,000	725,000	–	750,000
Net loss	–	–	–	(447,774)	(447,774)
Balance, March 31, 2022	50,140,735	$50,140	$86,888	$(2,468,238)	$(2,281,195)

See notes to unaudited condensed financial statements

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(447,774)	$(286,114)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of debt discount	77,671	118,480
Change in fair value of derivative liability	(3,339)	(3,850)
Gain on disposal of discontinued operations	(901,000)	–
Stock based compensation	750,000	–
Profit from discontinued operations	–	71,583
Changes in operating assets and liabilities:
Accounts payable	54,648	76,469
Accrued interest	469,994	106,312
Net cash used in continuing operating activities	200	82,880
Net cash used in operating activities - discontinued activities	–	(71,393)
Net cash provided by operating activities	200	11,487

Cash flows from investing activities:
Net cash used in continuing investing activities	–	–
Net cash used in investing activities - discontinued activities	–	(12,073)
Net cash used in investing activities	–	(12,073)

Cash flows from financing activities:
Net cash used in continuing financing activities	–	–
Net cash used in financing activities - discontinued activities	–	(51,035)
Net cash used in financing activities	–	(51,035)

Net (decrease) increase in cash	200	(51,621)

Cash at beginning of period	–	97,503
Cash at end of period	$200	$45,882

Non-cash investing and financing activities:
Common shares returned to treasury for cancellation	$55,000	$–

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

Corporate History and Background

Thunder Energies Corporation (“we”, “us”, “our”, “TEC” or the “Company”) was incorporated in the State of Florida on April 21, 2011.

On July 29, 2013, the Company filed with the Florida Secretary of State, Articles of Amendment to its Articles of Incorporation (the “Amendment”) which changed the name of the Company from CCJ Acquisition Corp. to Thunder Fusion Corporation. The Amendment also changed the principal office address of the Company to 150 Rainville Road, Tarpon Springs, Florida 34689. On May 1, 2014, the Company filed with the Florida Secretary of State, Articles of Amendment to its Articles of Incorporation (the “Amendment”) which changed the name of the Company from Thunder Fusion Corporation to Thunder Energies Corporation. The Company’s principal office address is PMB 388, 8570 Stirling Rd., Suite 102, Hollywood, FL, 33024.

Acquisition of TNRG Preferred Stock

Fiscal Year 2022

On February 28, 2022, Mr. Ricardo Haynes, Mr. Eric Collins, Mr. Lance Lehr, Ms. Tori White and Mr. Donald Keer, each as an individual and principal shareholder (“Shareholders”) of Bear Village, Inc., a Wyoming corporation, (the “Purchaser”) collectively acquired 100% of the issued and outstanding shares of preferred stock (the “Preferred Stock”) of Thunder Energies Corporation, a Florida corporation, (the “Company” or the “Registrant”) from Mr. Yogev Shvo, an individual domiciled in Florida (the “Seller”) (the “Purchase”). The consideration for the Purchase was provided to the Seller by the Purchaser on behalf of the Shareholders and was recorded as compensation expense.

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

As part of the Purchase, Mr. Shvo submitted 55,000,000 shares of restricted common stock to the Company’s treasury for cancellation, in consideration for the transfer to him by TNRG of all of the issued and outstanding membership interests, assets and liabilities of Nature and THEHEMPLUG, LLC a Florida limited liability company (“HP”), both of which are wholly-owned subsidiaries of TNRG.

The purchase price of $50,000 for the Preferred Stock was recorded in accounts payable as of March 31, 2022 and paid in August and September 2022. The consideration for the purchase was provided to the Seller by the Purchaser on behalf of the Shareholders. The Company had been in discussions with the Shareholders for repayment and finalized the Employment Agreements (“Employment Agreements”) on October 1, 2022 for positions in the Company. As a result, the Company recorded the purchase price as compensation on March 1, 2022. The Purchase of the Preferred Stock was the result of a privately negotiated transaction which consummation resulted in a change of control of the Registrant.

1) Purchaser accepts TNRG subject to the following existing debt and obligations:

a.	$35,000 Convertible Note held by ELSR plus accrued interest.

b.	$85,766 Convertible Note held by ELSR plus accrued interest.

c.	$220,000 Convertible Note held by 109 Canon plus accrued interest.

d.	$410,000 Convertible Note held by Moshe Zucker plus accrued interest of which $190,000 has recently been converted into 3,800,000 shares of restricted common stock.

e.	Auditor Invoice estimated at $30,000 past due and $37,000 for completion of 2021.

f.	Accountant Invoice estimated at $42,500 and approximately $4,500 for completion of 2021.

g.	No other debt or liability is being assumed by Purchaser.

h.	Purchaser specifically assumes no liability regarding any dispute between Orel Ben Simon and the Seller. Seller shall indemnify Company as required in the body of the Agreement.

i.	Company may be subject to potential liability and legal fees and associated costs regarding the FCV Matter if in excess of the Seller indemnification provisions set forth in Section 11 of the Agreement.

j.	Purchaser on behalf of the Company is responsible for assuring the Company’s timely payment of all Company federal and state and any related tax obligations for fiscal year 2021 with the exception of taxes due relating to income, sales, license, business or any other taxes associated with Nature and HP.

2) The transfer to Seller of all of TNRG’s security ownership interest in each of Nature and HP shall include the following existing Nature debt and related matters:

a.	EIDL Loan ($149,490 plus $9,290 accrued interest).

b.	$72,743 note due to Orel Ben Simon plus accrued interest.

c.	All cases in action and potential legal liabilities concerning current disputes with Nature, HP, Ben Simon, Seller and any other parties.

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

NOTE 2 – Basis of Presentation

The accompanying interim unaudited condensed financial statements (“Interim Financial Statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021 included in the Form 10-K filed with the SEC on October 18, 2022. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $2,468,238 and $2,020,464 at March 31, 2022 and December 31, 2021, respectively, had a working capital deficit of $2,281,195 and $2,583,421 at March 31, 2022 and December 31, 2021, respectively, had net losses of $447,774 and $214,531 for the three months ended March 31, 2022 and 2021, respectively, and net cash provided by operating activities of $200 and $11,487 for the three months ended March 31, 2022 and 2021, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounts Receivable

Accounts receivable are non-interest-bearing obligations due under normal course of business. Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company has an allowance for doubtful accounts of $0 and $147,357 (from discontinued operations) as of March 31, 2022 and December 31, 2021, respectively.

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

Income Taxes

Income taxes are accounted for under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Consolidated Balance Sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The likelihood that its deferred tax assets will be recovered from future taxable income must be assessed and, to the extent that recovery is not likely, a valuation allowance is established. Changes in the valuation allowance in a period are recorded through the income tax provision in the Condensed Consolidated Statements of Operations.

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

Advertising and Marketing Costs

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. The Company had no advertising and marketing expense for the three months ended March 31, 2022. The Company had $150,585 of advertising and marketing expense for the three months ended March 31, 2021 as part of discontinued operations.

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

The Company generates all of its revenue from contracts with customers. The Company recognizes revenue when we satisfy a performance obligation by transferring control of the promised services to a customer in an amount that reflects the consideration that we expect to receive in exchange for those services. The Company determines revenue recognition through the following steps:

1.	Identification of the contract, or contracts, with a customer.
2.	Identification of the performance obligations in the contract.
3.	Determination of the transaction price.
4.	Allocation of the transaction price to the performance obligations in the contract.
5.	Recognition of revenue when, or as, we satisfy a performance obligation.

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

Customer Advanced Payments – Discontinued Operations

Customer advanced payments consisted of customer orders paid in advance of the delivery of the order. Customer advanced payments are classified as short-term as the typical order ships within approximately three weeks of placing the order. Customer advanced payments are recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met. Customer advanced payments as of March 31, 2022 and December 31, 2021 were $0 and $203,518 (from discontinued operations), respectively. Customer advanced payments are included in current liabilities in the accompanying Consolidated Balance Sheets. The Company’s ability to fulfil these orders have been impaired (see Note 1).

Inventories – Discontinued Operations

The Company manufactures its own products, made to order, and when completed are shipped to the customer. The Company's inventories are valued by the first-in, first-out (“FIFO”) cost method and are stated at the lower of cost or net realizable value. The Company had inventories of $0 and $0 (from discontinued operations) as of March 31, 2022 and December 31, 2021, respectively. See Note 1 for impairment discussion as of December 31, 2021.

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

Intangible Assets

Intangible assets consisted primarily of developed technology – website. Our intangible assets are being amortized on a straight-line basis over a period of five years.

Impairment of Long-lived Assets

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. All long-lived assets are impaired as of March 31, 2022 and December 31, 2021. See Note 1 for impairment discussion as of December 31, 2021.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2022 and December 31, 2021, the fair value of cash, accounts receivable, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The following table summarize the Company’s fair value measurements by level at March 31, 2022 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability	$–	$–	$80,065

The following table summarize the Company’s fair value measurements by level at December 31, 2021 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability	$–	$–	$83,404

Debt

The Company issues debt that may have separate warrants, conversion features, or no equity-linked attributes.

Debt with warrants – When the Company issues debt with warrants, the Company treats the warrants as a debt discount, records them as a contra-liability against the debt, and amortizes the discount over the life of the underlying debt as amortization of debt discount expense in the Condensed Consolidated Statements of Operations. When the warrants require equity treatment under ASC 815, the offset to the contra-liability is recorded as additional paid in capital in our balance sheet. When the Company issues debt with warrants that require liability treatment under ASC 815, such as a clause requiring repricing, the warrants are considered to be a derivative that is recorded as a liability at fair value. If the initial value of the warrant derivative liability is higher than the fair value of the associated debt, the excess is recognized immediately as interest expense. The warrant derivative liability is adjusted to its fair value at the end of each reporting period, with the change being recorded as expense or gain to Other (income) expense in the Condensed Consolidated Statements of Operations.  If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense.  The debt is treated as conventional debt.

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

Loss per Share

The computation of loss per share included in the Condensed Consolidated Statements of Operations, represents the net profit (loss) per share that is reported per ASC 260, “Earnings Per Share” for all periods presented.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	March 31, 2022	December 31, 2021
Series A convertible preferred stock	500,000,000	500,000,000
Series B convertible preferred stock	5,000,000	5,000,000
Series C convertible preferred stock	10,000	10,000
Total potentially dilutive shares	505,010,000	505,010,000

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of March 31, 2022 and December 31, 2021. See Explanatory Note 1 for impairment discussion as of December 31, 2021.

Discontinued Operations

As a result of the October 14, 2021 Complaint filed against Defendants, the Company determined that Nature would be accounted as a discontinued operation pursuant to ASC 205-20 Discontinued Operations. In determining whether a group of assets that is disposed (or to be disposed) should be presented as a discontinued operation, we analyzed whether the group of assets being disposed represents a component of the Company; that is, whether it had historic operations and cash flows that were clearly distinguished, both operationally and for financial reporting purposes. In addition, we considered whether the disposal represents a strategic shift that has or will have a major effect on our operations and financial results. The results of discontinued operations, as well as any gain or loss on the disposal, if applicable, are aggregated and separately presented in our condensed consolidated statements of operations, net of income taxes. The historical financial position of discontinued operations are aggregated and separately presented in our accompanying consolidated balance sheets.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes, while also clarifying and amending existing guidance, including interim-period accounting for enacted changes in tax law. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU No. 2019-12 in the first quarter of fiscal 2021, coinciding with the standard’s effective date, and had an immaterial impact from this standard.

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU No. 2020-06 in the first quarter of fiscal 2021, coinciding with the standard’s effective date, and had an immaterial impact from this standard.

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 – PROPERTY AND Equipment – discontinued operations

The Company had no property and equipment as of March 31, 2022 and December 31, 2021:

Depreciation expense was $0 and $22,158 (from discontinued operations) for the three months ended of March 31, 2022 and 2021, respectively, and is classified in general and administrative expenses in the Condensed Consolidated Statements of Operations. See Note 1 for impairment discussion as of December 31, 2021.

NOTE 5 – INTANGIBLE ASSETS – discontinued operations

The Company had no intangible assets as of March 31, 2022 and December 31, 2021:

Amortization expense was $0 and $3,877 (from discontinued operations) for the three months ended of March 31, 2022 and 2021, respectively, and is classified in general and administrative expenses in the Condensed Consolidated Statements of Operations. See Note 1 for impairment discussion as of December 31, 2021.

NOTE 6 – DEBT TO FORMER SHAREHOLDER – discontinued operations

On March 1, 2020, the members of Nature entered into the Ownership Interest Purchase Agreement (“Ownership Agreement”) whereby Yogev Shvo, a member of the Company, acquired the remaining 50% member ownership (“Seller”) giving Mr. Shvo 100% member ownership of the Company. As consideration for the Ownership Agreement, the Seller received a Promissory Note of $750,000. The Promissory Note bears interest at 15% per annum and matures March 1, 2022, as amended on June 30, 2021. The Company included $72,743 in due to related party in discontinued operations as of December 31, 2021. This contingency will remain with Nature and not be a contingency for the Company per the Bear Village acquisition (see Note 1).

The Company borrows funds from related parties for working capital purposes from time to time. The Company has recorded the principal balance due of $0 under Due to Related Parties in the accompanying Consolidated Balance Sheet at December 31, 2021. The Company received no advances and made no repayments during the three months ended March 31, 2022 and 2021. Advances are non-interest bearing and due on demand.

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

In connection therewith, the Company executed (i) a note for the benefit of the SBA (the “SBA Note”), which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of the Company, which also contains customary events of default (the “SBA Security Agreement”). As a result of the failure to repay amounts based on the repayment schedule, on December 21, 2021, the Company was notified that it was in default of the EIDL Loan and that the entire balance of principal and unpaid interest of $155,598 is due. This contingency will remain with Nature and not be a contingency for the Company per the Bear Village acquisition (see Note 1).

Paycheck Protection Program Loan – Discontinued operations

On May 6, 2020, the Company executed a note (the “PPP Note”) for the benefit of TD Bank, N.A. (the “Lender”) in the aggregate amount of $51,065 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP is administered by the U.S. Small Business Administration (the “SBA”). The interest rate of the loan is 1.00% per annum and accrues on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. Commencing seven months after the effective date of the PPP Note, the Company is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize any unforgiven principal balance of the loan by the two-year anniversary of the effective date of the PPP Note. The PPP Note of $51,035 was repaid in February 2021.

Paycheck Protection Program Loan Round 2 – Discontinued operations

On April 2, 2021, the Company executed a note (the “PPP Note”) for the benefit of First Federal Bank (the “Lender”) in the aggregate amount of $200,000 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) through a second draw. The PPP is administered by the U.S. Small Business Administration (the “SBA”). The terms of the second draw have the same general loan terms as the first draw PPP loan. On December 31, 2021, the PPP Round 2 loan was forgiven and $200,000 was recorded as Other Income in the Condensed Consolidated Statements of Operations for the year ended December 31, 2021.

NOTE 8 – LOAN PAYABLE TO SHAREHOLDER – discontinued operations

The Company borrows funds from its shareholders from time to time for working capital purposes. During the three months ended March 31, 2022 and 2021, the Company had no additional borrowings and made no repayments. Advances are non-interest bearing and due on demand.

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

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $82,257, recorded a change in derivative liability of $3,339 and $3,850 during the three months ended March 31, 2022 and 2021, respectively.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the years ended December 31, 2021 and 2020, and the three-month periods ended March 31, 2022 and 2021, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $7,398 and $7,400 during the three months ended March 31, 2022 and 2021, respectively.

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

The principal balance due at March 31, 2022 is $220,000 and is presented as a short-term liability in the balance sheet.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the years ended December 31, 2021 and 2020, and the three-month periods ended March 31, 2022 and 2021, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. In exchange for the Agreement, the Company agreed to pay a one-time interest charge of $11,680 in the year ended December 31, 2021. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $13,560 and $0 during the three months ended March 31, 2022 and 2021, respectively.

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

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the years ended December 31, 2021 and 2020, and the three-month periods ended March 31, 2022 and 2021, the Convertible Notes Payable were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $24,891 and $0 during the three months ended March 31, 2022 and 2021, respectively.

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

On November 22, 2021, the loan of $48,000 and accrued and unpaid interest of $573,798 totaling $621,798 was forgiven by EMRY and recorded as a gain on extinguishment of debt in Other Expense in the Condensed Consolidated Statements of Operations.

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

As part of the Purchase, Mr. Shvo submitted 55,000,000 shares of restricted common stock to the Company’s treasury for cancellation, in consideration for the transfer to him by TNRG of all of the issued and outstanding membership interests, assets and liabilities of Nature and HP, both of which are wholly-owned subsidiaries of TNRG.

On March 1, 2022, as amended on October 1, 2022, Mr. Ricardo Haynes entered into an Employment Agreement with the Company whereby Mr. Haynes became the sole Director, CEO and Chairman of the Board, and the acting sole officer of the Company. The Employment Agreement is in effect until September 30, 2027. Under this Engagement Agreement, Mr. Haynes will be entitled to a total of 25,000,000 common shares, vesting immediately, valued at $750,000 (based on the Company’s stock price on the date of issuance).

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

Acquisition of TNRG Preferred Stock

Fiscal Year 2022

On February 28, 2022, Mr. Ricardo Haynes, Mr. Eric Collins, Mr. Lance Lehr, Ms. Tori White and Mr. Donald Keer, each as an individual and principal shareholder of Bear Village, Inc., a Wyoming corporation, (the “Purchaser”) collectively acquired 100% of the issued and outstanding shares of preferred stock (the “Preferred Stock”) of Thunder Energies Corporation, a Florida corporation, (the “Company” or the “Registrant”) from Mr. Yogev Shvo, an individual domiciled in Florida (the “Seller”) (the “Purchase”). The consideration for the Purchase was provided to the Seller by the Purchaser on behalf of the Shareholders and was recorded as compensation expense (see Note 1).

NOTE 11 – OPERATING LEASES – DISCONTINUED OPERATIONS

The Company adopted ASC 842 as of December 31, 2019. The Company had an operating lease for the Company’s warehouse and office and accounts for this lease in accordance with ASC 842. Adoption of the standard resulted in the initial recognition of operating lease ROU asset of $344,203 and operating lease liability of $344,203 as of December 31, 2019.

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

See Note 1 for impairment discussion as of December 31, 2021.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease expense	$–	$59,240
Short term lease cost	–	225
Total lease expense	$–	$59,465
Less: Rental income through sub-lease	–	(25,024)
Net lease expense	$–	$34,441

In accordance with ASC 842, other information related to leases was as follows:

	Three Months ended March 31,
	2022	2021
Operating cash flows from operating leases	$–	$58,251
Cash paid for amounts included in the measurement of lease liabilities	$–	$58,251

Weighted-average remaining lease term—operating leases	–	2.20 years
Weighted-average discount rate—operating leases	–	8%

Operating lease cost was $0 and $59,240 (from discontinued operations) for the three months ended March 31, 2022 and 2021, respectively.

NOTE 12 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 6, 8, 10, and 16, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	March 31, 2022	December 31, 2021
Options to purchase shares of common stock	–	–
Series A convertible preferred stock	500,000,000	500,000,000
Series B convertible preferred stock	5,000,000	5,000,000
Series C convertible preferred stock	10,000	10,000
Total potentially dilutive shares	505,010,000	505,010,000

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2022	2021

Loss from continuing operations	$(447,774)	$(286,114)
Discontinued operations	–	71,583
Net loss	$(447,774)	$(214,531)

Basic weighted average outstanding shares of common stock	69,529,624	76,340,735
Dilutive effect of options and warrants	–	–
Diluted weighted average common stock and common stock equivalents	69,529,624	76,340,735

Loss per share:
Net loss per share from continuing operations, basic and diluted	$(0.01)	$(0.01)
Net loss per share from discontinued operations, basic and diluted	–	0.00
Net loss per share, basic and diluted	$(0.01)	$(0.01)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

First Capital Venture

On November 3, 2020, First Capital Venture Co., a subsidiary of the client, d/b/a Diamond CBD, filed a civil complaint against the Shvo Defendants and Thunder Energies Corporation (the “Defendants”), in the pending 17th Judicial Circuit Court in and for Broward County, Florida, (the “Florida Court”), Case Number CACE-20-019111 (the “Complaint”).

On January 26, 2021, Plaintiffs were erroneously granted an Order of Default to which the Defendants immediately pointed out to the Court and on February 23, 2021 an Order Vacating the Default was granted in favor of the Defendants. The Plaintiff knew, or should have known, that the Order of Default was not valid but they proceeded on February 9, 2021 to publish false and misleading press releases.

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

On November 23, 2022 (“Settlement Date”), Mr. Shvo agreed to settle with First Capital Venture on behalf of the Defendants for $11,500 to be paid within ten (10) days from the Settlement Date. As of the date of this filing, the settlement payment of $11,500 has not been paid.

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

Plaintiff has demanded that the remainder of the product order be canceled and the refund of $43,812 be issued. In addition, the Plaintiff is seeking prejudgment interest and costs of this action.

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

This contingency will remain with Nature and not be a contingency for the Company per the Bear Village acquisition (see Note 1).

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

On July 19, 2022, THP agreed to pay Plaintiff a settlement of $15,000. This contingency will remain with Nature and not be a contingency for the Company per the Bear Village acquisition (see Note 1).

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

Employment Contracts

On March 1, 2022, as amended on October 1, 2022, Mr. Ricardo Haynes, the Company’s Chief Executive Officer and President (“CEO”) entered into an Employment Agreement with the Company. The Employment agreement terminates September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months notice. In addition, Mr. Haynes is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under this Employment agreement, the CEO will be entitled to the following:

•	$5,700 for services performed from March 1, 2022 – June 30, 2022
•	Lump Sum payment of $21,299 for services from July 1, 2022 – December 31, 2022
•	25,000,000 shares of TNRG common stock in the Company which vest immediately.
•	7,500,000 newly issued Preferred A shares of TNRG stock CUSIP (88604Y209) Cert No. 400002
•	750 newly issued Preferred B shares of TNRG stock CUSIP (88604Y209), Cert. No. 500002
•	1,500 newly issued Preferred C shares of TNRG stock CUSIP (8860Y209), Cert No. 600002
•	$7,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
•	1,500 RoRa Coins in possession of the Company.

NOTE 15 – DISCONTINUED OPERATIONS

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

The following table reconciles the loss realized from the disposal of discontinued operations:

December 31,
2021
Accounts payable	$386,129
Due to related party	72,743
Customer advance payments	203,518
Short term notes payable	149,490
Accrued interest	89,120
Gain on disposal of discontinued operation	$(901,000)

Discontinued operations for the year ended December 31, 2021 consist of the operations from Nature.

The following tables lists the assets and liabilities of discontinued operations as of March 31, 2022 and December 31, 2021 and the discontinued operations for Nature for the three months ended March 31, 2022 and 2021:

	March 31,	December 31,
	2022	2021
LIABILITIES
Current liabilities:
Accounts payable	$–	$386,129
Due to related party	–	72,743
Loan payable to shareholder	–	–
Customer advance payments	–	203,518
Short term notes payable	–	149,490
Current portion of operating lease liabilities	–	–
Accrued interest	–	89,120
Other current liabilities	–	–
Total current liabilities of discontinued operation	–	901,000

TOTAL LIABILITIES OF DISCONTINUED OPERATION	$–	$901,000

	For the Three Months Ended March 31,
	2022	2021

Revenue	$–	$1,591,251
Cost of sales	–	747,186
Gross profit	–	844,065

Operating expenses:
Advertising and marketing expenses	–	150,585
General and administrative	–	611,932
Total operating expenses	–	762,517
Profit from operations	–	81,548

Other expense (income):
Impairment of assets	–	–
Interest expense	–	9,965
Other expense	–	–
Other income	–	–
Total other expense	–	9,965

Profit before income taxes	–	71,583
Income taxes	–	–

Net profit of discontinued operations	$–	$71,583

NOTE 16 – SUBSEQUENT EVENTS

Employment Agreements

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

The Company had been in discussions with the Shareholders for repayment of the Acquisition of Preferred Shares and finalized the Employment Agreements on October 1, 2022 for positions in the Company. As a result, the Company recorded the purchase price as compensation on March 1, 2022 (see Note 1).

Consulting Agreements

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 15,000,000 common shares, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately and shall be paid $21,000 per month beginning on the first day of the month following the execution of the agreement.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 5,000,000 common shares, valued at $150,000 (based on the Company’s stock price on the date of issuance) and vesting immediately.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 2,000,000 common shares, valued at $60,000 (based on the Company’s stock price on the date of issuance) and vesting immediately.

Convertible Notes Payable

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that pay interest at 10% per annum and are due and payable on December 31, 2022 for aggregate gross proceeds of $471,600 through October 31, 2022. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share into the Company’s common stock if before any public offering. The Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

$40,000,000 Convertible Note

On May 13, 2022, as amended, the Company issued a convertible promissory note to Turvata Holdings Limited in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The Holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. Conversion rights shall not vest until such time as the holder’s consideration, Coins, are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. The Coins are expected to go live in 2023. The Note shall not be enforceable until such time as the Coin is "live" on a US exchange and available through a mutually agreed upon cryptocurrency wallet. The parties agree to establish a time is of the essence date of May 1, 2023 for Holder to meet the "live" requirement. Should Holder not meet the "live" requirement by May 1, 2023, then Borrower shall return all RoRa Prime Coins and Holder shall release all claims on any shares or Convertible Promissory Note. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above.

As a result of the failure to timely file our Form 10-K for the year ended December 31, 2021, and the Form 10-Q for the three-month periods ended March 31, 2022, June 30, 2022, and September 30, 2022, the convertible promissory note was in default. On June 30, 2022, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the convertible promissory note related to the Company’s failure to timely file its 10-K for the year ended December 31, 2021, and Form 10-Q for the three-month periods ended March 31, 2022, June 30, 2022, and September 30, 2022.

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

On November 1, 2022, the Company and Fourth & 1 mutually agreed to terminate the Agreement and the Company was released from any obligations.

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

Demand Note with Related Party

On April 2, 2022, the Company entered into a demand note (“Demand Note”) with Bear Village, Inc., a related party, for $36,200. The Demand Note bears no interest, is due on demand, and is unsecured.

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

As a result of the actions of the Defendants, the Company recorded an impairment charge of $195,347 during the year ended December 31, 2021 comprised of the following:

December 31,
Impairment charges:	2021
Prepaids	$(12,500)
Inventories	(136,309)
)Net office equipment	(18,586)
Net computer equipment	(15,283)
Net machinery and equipment	(21,782)
Net leasehold improvements	(79,665)
Net website	(64,100)
Net operating lease right-of-use assets	(306,902)
Deposits(2)	(24,799)
Due to related party(1)	169,744
Current portion of operating lease liabilities(2) (3)	187,754
Operating lease liabilities net of current portion(2) (3)	127,081
Total impairment charges	$(195,347)

(1)	The Company has included due to related party of $169,744 within the impairment charge above as these amounts have been used to settle for the assets, as impaired, which have been commandeered, discarded, destroyed and taken possession of by the defendant. This amount related to working capital loan taken from the defendants.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Energies Corporation for the period ended March 31, 2022 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

On March 24, 2020, the note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of March 31, 2022 and December 31, 2021.

Acquisition of TNRG Preferred Stock

Fiscal Year 2022

On February 28, 2022, Mr. Ricardo Haynes, Mr. Eric Collins, Mr. Lance Lehr, Ms. Tori White and Mr. Donald Keer, each as an individual and principal shareholder of Bear Village, Inc., a Wyoming corporation, (the “Purchaser”) collectively acquired 100% of the issued and outstanding shares of preferred stock (the “Preferred Stock”) of Thunder Energies Corporation, a Florida corporation, (the “Company” or the “Registrant”) from Mr. Yogev Shvo, an individual domiciled in Florida (the “Seller”) (The “Purchase”). The consideration for the Purchase was provided to the Seller by the Purchaser on behalf of the Shareholders and was recorded as compensation expense.

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

As part of the Purchase, Mr. Shvo submitted 55,000,000 shares of restricted common stock to the Company’s treasury for cancellation, in consideration for the transfer to him by TNRG of all of the issued and outstanding membership interests, assets and liabilities of Nature and THEHEMPLUG, LLC a Florida limited liability company (“HP”), both of which are wholly-owned subsidiaries of TNRG.

The purchase price of $50,000 for the Preferred Stock was recorded in accounts payable as of March 31, 2022 and paid in August and September 2022. The consideration for the purchase was provided to the Seller by the Purchaser on behalf of the Shareholders. The Company had been in discussions with the Shareholders for repayment and finalized the Employment Agreements (“Employment Agreements”) on October 1, 2022 for positions in the Company. As a result, the Company recorded the purchase price as compensation on March 1, 2022. The Purchase of the Preferred Stock was the result of a privately negotiated transaction which consummation resulted in a change of control of the Registrant.

1)	Purchaser accepts TNRG subject to the following existing debt and obligations:

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

j.	Purchaser on behalf of the Company is responsible for assuring the Company’s timely payment of all Company federal and state and any related tax obligations for fiscal year 2021 with the exception of taxes due relating to income, sales, license, business or any other taxes associated with Nature and HP

2)	The transfer to Seller of all of TNRG’s security ownership interest in each of Nature and HP shall include the following existing Nature debt and related matters:

a.	EIDL Loan ($149,490 plus $9,290 accrued interest)

b.	$72,743 note due to Orel Ben Simon plus accrued interest

c.	All cases in action and potential legal liabilities concerning current disputes with Nature, HP, Ben Simon, Seller and any other parties.

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

Recent Developments

TNRG recently engaged three licensed geologists to assess the preliminary value of the minerals at Kinsley Mountain on the 4 patented and 98 unpatented claims by drone surveillance, a small collection of surface samples and historical information at Kinsley Mountain and neighboring geological formations.

Description of Business

TNRG was founded in April 2010 and underwent new management as of April 2022. The new team's singular objective is to rapidly increase the current and future shareholder value of its stock by divesting from its stagnant CBD/Hemp retail cannabidiol business model and expanding its investments footprint into the following business sectors to create a diversified portfolio of cash flowing assets such as the following:

•	Diversified cash flowing assets such as fixed-income

•	Commercial real estate projects that include resorts and associated timeshare and condo developments

•	Entertainment venues including indoor outdoor water parks, family entertainment centers, adventure parks

•	Residential real estate projects that include eco-friendly multi-family housing and

•	Precious metal/mineral mining ventures

Company Mission

Our mission is to protect our investors through a diversified asset base with various asset classes that allow it to stay liquid and self-sufficient. A diverse balance sheet also helps to head off any unforeseeable market shifts and political changes around the globe, which are critically important in uncertain times. Our new team of experienced leaders have created an exciting vision that is still in the early stages of redevelopment and growth, yet one that promises to offer investors an opportunity to take part in an exciting journey right from the start.

Business Objective

The principal business objective is to generate revenue through strategic partnerships and joint ventures that focus on income generation coupled with capital preservation through proactive portfolio management utilizing a conservative liquidity and investment posture to optimize returns to our shareholders. We achieve this vision through prudent management of borrowed funds together with our capital and shareholders’ equity that is invested primarily in a diversified balance sheet of real estate investments and fixed-income that earns the spread between the yield on our assets and the cost of our borrowings and hedging activities. The business is financed by an appropriate mix of shareholders’ equity and the sale of corporate debt to achieve its primary business objective of an annual return on equity greater than its cost of equity, while maintaining a sound financial structure. This is achieved by rigorous due diligence to vet assets and investments that have significant upside potential while minimizing risks through an investment strategy that pursues an “absolute return” or positive returns to preserve investor capital and returns to our shareholders. We believe that our business objectives are supported through our long-term conservative financial vision, the diversity of our investment strategy and comprehensive risk management approach to preserve investor capital for our shareholders.

Fixed-Income Strategy

This strategy enables the company to maximize profitability by taking advantage of different market cycles, while diversifying risk. The company’s investment objective is to generate consistent capital appreciation over the long-term, with relatively low volatility with the pursuit of an “absolute return” or seeking to achieve positive returns, by, for example, taking long and short positions and by engaging in various hedging strategies, regardless of the performance of the traditional equity and fixed income markets. Additionally, from time to time, the company may use derivative instruments, such as total return swaps or other structured products and may invest, to a limited extent, in registered investment companies, including exchange-traded funds.

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

General and administrative expenses consist primarily of personnel costs and professional fees required to support our operations and growth.

Depending on the extent of our future growth, we may experience significant strain on our management, personnel, and information systems. We will need to implement and improve operational, financial, and management information systems. In addition, we are implementing new information systems that will provide better record-keeping, customer service and billing. However, there can be no assurance that our management resources or information systems will be sufficient to manage any future growth in our business, and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Condensed Consolidated Statements of Operations for three months ended March 31, 2021, to reclass $93,266 of costs to research and development previously classified in general and administrative.

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

Results of Operations for the Three Months Ended March 31, 2022 and 2021

The following discussion represents a comparison of our results of operations for the three months ended March 31, 2022 and 2021. The results of operations for the periods shown in our audited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

Thunder Energies – Continuing Operations

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Net revenues	$–	$–
Cost of sales	–	–
Gross Profit	–	–
Operating expenses	804,450	–
Other (income) expense	(356,676)	286,114
Net loss before income taxes	$(447,774)	$(286,114)

Net Revenues

For the three months ended March 31, 2022 and 2021, we had no revenues.

Cost of Sales

For the three months ended March 31, 2022 and 2021, we had no cost of sales as we had no revenues.

Operating Expenses

For the three months ended March 31, 2022 and 2021, we had operating expenses of $804,450 and $0, respectively, for stock based compensation of $750,000, payroll costs of $50,000, and general and administration costs of $4,450.

Other (Income) Expense

Other income for the three months ended March 31, 2022 totaled $356,676 primarily due to interest expense in conjunction with debt discount of $77,671, the change in derivative liability of $3,339, interest expense on notes payable of $469,992, and the gain on extinguishment of debt in conjunction with change of control of $901,000. Other expense for the three months ended March 31, 2021 totaled $286,114 primarily due to interest expense in conjunction with debt discount of $118,480, the change in derivative liability of $3,850, and interest expense on notes payable of $171,484.

Net loss before income taxes and discontinued operations

Net loss before income taxes and discontinued operations for the three months ended March 31, 2022 and 2021 totaled $447,774 and $286,114 primarily due to other expenses as described above.

Financial Condition.

Total Assets.

Assets were cash of $200 as of March 31, 2022.

Total Liabilities.

Liabilities were $2,281,395 as of March 31, 2022. Liabilities consisted primarily of accounts payable of $125,619, derivative liability of $80,065, accrued interest of $1,489,150, and convertible notes payable of $586,561, net of unamortized debt discount of $164,205.

Nature – Discontinued Operations

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Net revenues	$–	$1,591,251
Cost of sales	–	747,186
Gross Profit	–	844,065
Operating expenses	–	762,517
Other expense	–	9,965
Net profit before income taxes	$–	$71,583

Net Revenues

Net revenues of $1,591,251 in customer purchases of our other products.

Cost of Sales

Cost of sales of $747,186 in customer purchases of our other products.

Operating Expenses

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

Other Expense

Other expense for the three months ended March 31, 2021 totaled $9,965 primarily due to interest expense on notes payable.

Net profit before income taxes and discontinued operations

Net profit before income taxes and discontinued operations for the three months ended March 31, 2021 totaled $71,583 primarily due to revenue of $1,591,251 and (increases/decreases) in compensation costs, professional fees, consulting costs, marketing costs, operating lease costs, shipping charges, travel costs, bad debts, and general and administration costs.

Financial Condition.

Total Assets.

Assets were $0 as of March 31, 2022.

Total Liabilities.

Liabilities were $0 as of March 31, 2022.

Liquidity and Capital Resources.

General – Overall, we had an increase in cash flows of $200 in the three months ended March 31, 2022 resulting from cash provided by operating activities of $200.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Net cash provided by (used in):
Operating activities	$200	$11,487
Investing activities	–	(12,073)
Financing activities	–	(51,035)
Net increase (decrease) in cash	$200	$(51,621)

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Cash Flows from Operating Activities – For the three months ended March 31, 2022, net cash provided by operating activities was $200. Net cash provided by operations was primarily due to a net loss of $447,774, and the changes in operating assets and liabilities of $524,642, primarily due to accounts payable of $54,648 and accrued interest of $469,994. In addition, net cash provided by operating activities was offset primarily by adjustments to reconcile net loss from the accretion of the debt discount of $77,671, change in derivative liability of $3,339, the gain on disposal of discontinued operations of $901,000, and common stock issued for services of $750,000.

For the three months ended March 31, 2021, net cash provided by operating activities was $11,487. Net cash provided by operations was primarily due to a net loss of $214,531, and the changes in operating assets and liabilities of $85,353, primarily due to inventories of $94,370, prepaid expenses of $114,550, accounts payable of $28,887, accrued interest of $181,449, and other current liabilities of $8,948, offset primarily by the change in accounts receivable of $119,015, and the net changes in customer advance payments of $223,836. In addition, net cash provided by operating activities was offset primarily by adjustments to reconcile net profit from the accretion of the debt discount of $118,480, change in derivative liability of $3,850, depreciation expense of $22,158, and amortization expense of $3,877.

Cash Flows from Investing Activities – For the three months ended March 31, 2022, net cash used in investing activities was $0. For the three months ended March 31, 2021, net cash used in investing activities was $12,073 due to purchases of equipment.

Cash Flows from Financing Activities – For the three months ended March 31, 2022, net cash used in financing activities was $0. For the three months ended March 31, 2021, net cash used in financing activities was $51,035 due to repayments of short term notes.

Financing – We expect that our current working capital position, together with our expected future cash flows from operations will be insufficient to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks, and there can be no assurance that we will not require additional funding in the future.

We have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any other material capital expenditures. However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. Due to the ongoing global economic crisis, we believe it may be difficult to obtain additional financing if needed. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Common Stock

As part of the Purchase, Mr. Shvo submitted 55,000,000 shares of restricted common stock to the Company’s treasury for cancellation, in consideration for the transfer to him by TNRG of all of the issued and outstanding membership interests, assets and liabilities of Nature and HP, both of which are wholly-owned subsidiaries of TNRG.

On March 1, 2022, as amended on October 1, 2022, the Company entered into an Employment Agreement with Mr. Ricardo Haynes whereby Mr. Haynes became the sole Director, CEO and Chairman of the Board, and the acting sole officer of the Company. The Employment Agreement is in effect until September 30, 2027. Under this Employment Agreement, Mr. Haynes will be entitled to a total of 25,000,000 common shares, vesting immediately, valued at $750,000 (based on the Company’s stock price on the date of issuance).

Convertible Note Payable

Short Term

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that pay interest at 10% per annum and are due and payable on December 31, 2022 for aggregate gross proceeds of $471,600 through October 31, 2022. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share into the Company’s common stock if before any public offering. The Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

$40,000,000 Convertible Note

On May 13, 2022, as amended, the Company issued a convertible promissory note to Turvata Holdings Limited in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The Holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. Conversion rights shall not vest until such time as the holder’s consideration, Coins, are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. The Coins are expected to go live in 2023. The Note shall not be enforceable until such time as the Coin is "live" on a US exchange and available through a mutually agreed upon cryptocurrency wallet. The parties agree to establish a time is of the essence date of May 1, 2023 for Holder to meet the "live" requirement. Should Holder not meet the "live" requirement by May 1, 2023, then Borrower shall return all RoRa Prime Coins and Holder shall release all claims on any shares or Convertible Promissory Note. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above.

As a result of the failure to timely file our Form 10-K for the year ended December 31, 2021, and the Form 10-Q for the three-month periods ended March 31, 2022, June 30, 2022, and September 30, 2022, the convertible promissory note was in default. On June 30, 2022, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the convertible promissory note related to the Company’s failure to timely file its 10-K for the year ended December 31, 2021, and Form 10-Q for the three-month periods ended March 31, 2022, June 30, 2022, and September 30, 2022.

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

On November 1, 2022, the Company and Fourth & 1 mutually agreed to terminate the Agreement and the Company was released from any obligations.

Employment Agreements

On March 1, 2022, as amended on October 1, 2022, Mr. Ricardo Haynes, the Company’s Chief Executive Officer and President (“CEO”) entered into an Employment Agreement with the Company. The Employment agreement terminates September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months notice. In addition, Mr. Haynes is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under this Employment agreement, the CEO will be entitled to the following:

•	$5,700 for services performed from March 1, 2022 – June 30, 2022
•	Lump Sum payment of $21,299 for services from July 1, 2022 – December 31, 2022
•	25,000,000 shares of TNRG common stock in the Company which vest immediately.
•	7,500,000 newly issued Preferred A shares of TNRG stock CUSIP (88604Y209) Cert No. 400002
•	750 newly issued Preferred B shares of TNRG stock CUSIP (88604Y209), Cert. No. 500002
•	1,500 newly issued Preferred C shares of TNRG stock CUSIP (8860Y209), Cert No. 600002
•	$7,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
•	1,500 RoRa Coins in possession of the Company.

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

The Company had been in discussions with the Shareholders for repayment of the Acquisition of Preferred Shares and finalized the Employment Agreements on October 1, 2022 for positions in the Company. As a result, the Company recorded the purchase price as compensation on March 1, 2022.

Consulting Agreements

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 15,000,000 common shares, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately and shall be paid $21,000 per month beginning on the first day of the month following the execution of the agreement.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 5,000,000 common shares, valued at $150,000 (based on the Company’s stock price on the date of issuance) and vesting immediately.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 2,000,000 common shares, valued at $60,000 (based on the Company’s stock price on the date of issuance) and vesting immediately.

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2022.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $2,468,238 and $2,020,464 at March 31,2022 and December 31, 2021, respectively, had a working capital deficit of $2,281,195 and $2,583,421 at March 31,2022 and December 31, 2021, respectively, had a net losses of $447,774 and $214,531 for the three months ended March 31, 2022 and 2021, and net cash provided by operating activities of $200 and $11,487 for the three months ended March 31, 2022 and 2021, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Policies

Refer to Note 3 in the accompanying notes to the unaudited condensed consolidated financial statements for critical accounting policies.

Recent Accounting Pronouncements

Refer to Note 3 in the accompanying notes to the condensed consolidated financial statements.

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

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $82,257, recorded a change in derivative liability of $3,339 and $3,850 during the three months ended March 31, 2022 and 2021, respectively.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the years ended December 31, 2021 and 2020, and the three-month periods ended March 31, 2022 and 2021, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $7,398 and $7,400 during the three months ended March 31, 2022 and 2021, respectively.

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

The principal balance due at March 31, 2022 is $220,000 and is presented as a short-term liability in the balance sheet.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the years ended December 31, 2021 and 2020, and the three-month periods ended March 31, 2022 and 2021, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. In exchange for the Agreement, the Company agreed to pay a one-time interest charge of $11,680 in the year ended December 31, 2021. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $13,560 and $0 during the three months ended March 31, 2022 and 2021, respectively.

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

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the years ended December 31, 2021 and 2020, and the three-month periods ended March 31, 2022 and 2021, the Convertible Notes Payable were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $24,891 and $0 during the three months ended March 31, 2022 and 2021, respectively.

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that pay interest at 10% per annum and are due and payable on December 31, 2022 for aggregate gross proceeds of $471,600 through October 31, 2022. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share into the Company’s common stock if before any public offering. The Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

$40,000,000 Convertible Note

On May 13, 2022, as amended, the Company issued a convertible promissory note to Turvata Holdings Limited in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The Holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. Conversion rights shall not vest until such time as the holder’s consideration, Coins, are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. The Coins are expected to go live in 2023. The Note shall not be enforceable until such time as the Coin is "live" on a US exchange and available through a mutually agreed upon cryptocurrency wallet. The parties agree to establish a time is of the essence date of May 1, 2023 for Holder to meet the "live" requirement. Should Holder not meet the "live" requirement by May 1, 2023, then Borrower shall return all RoRa Prime Coins and Holder shall release all claims on any shares or Convertible Promissory Note. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above.

As a result of the failure to timely file our Form 10-K for the year ended December 31, 2021, and the Form 10-Q for the three-month periods ended March 31, 2022, June 30, 2022, and September 30, 2022, the convertible promissory note was in default. On June 30, 2022, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the convertible promissory note related to the Company’s failure to timely file its 10-K for the year ended December 31, 2021, and Form 10-Q for the three-month periods ended March 31, 2022, June 30, 2022, and September 30, 2022.

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

On November 1, 2022, the Company and Fourth & 1 mutually agreed to terminate the Agreement and the Company was released from any obligations.

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

Employment Agreements

On March 1, 2022, as amended on October 1, 2022, Mr. Ricardo Haynes, the Company’s Chief Executive Officer and President (“CEO”) entered into an Employment Agreement with the Company. The Employment agreement terminates September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months notice. In addition, Mr. Haynes is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under this Employment agreement, the CEO will be entitled to the following:

•	$5,700 for services performed from March 1, 2022 – June 30, 2022
•	Lump Sum payment of $21,299 for services from July 1, 2022 – December 31, 2022
•	25,000,000 shares of TNRG common stock in the Company which vest immediately.
•	7,500,000 newly issued Preferred A shares of TNRG stock CUSIP (88604Y209) Cert No. 400002
•	750 newly issued Preferred B shares of TNRG stock CUSIP (88604Y209), Cert. No. 500002
•	1,500 newly issued Preferred C shares of TNRG stock CUSIP (8860Y209), Cert No. 600002
•	$7,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
•	1,500 RoRa Coins in possession of the Company.

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

The Company had been in discussions with the Shareholders for repayment of the Acquisition of Preferred Shares and finalized the Employment Agreements on October 1, 2022 for positions in the Company. As a result, the Company recorded the purchase price as compensation on March 1, 2022 (see Note 1).

Consulting Agreements

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 15,000,000 common shares, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately and shall be paid $21,000 per month beginning on the first day of the month following the execution of the agreement.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 5,000,000 common shares, valued at $150,000 (based on the Company’s stock price on the date of issuance) and vesting immediately.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 2,000,000 common shares, valued at $60,000 (based on the Company’s stock price on the date of issuance) and vesting immediately.

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of March 31, 2022, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

The specific material weaknesses identified by the company’s management as of end of the period covered by this report include the following:

•	we have not performed a risk assessment and mapped our processes to control objectives;
•	we have not implemented comprehensive entity-level internal controls;
•	we have not implemented adequate system and manual controls; and
•	we do not have sufficient segregation of duties. As such, the officers approve their own related business expense reimbursements

Despite the material weaknesses reported above, our management believes that our condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this report.

Management’s Remediation Plan

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

The remediation efforts set out herein will be implemented in the 2022 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the three months ended March 31, 2022 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ending March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

First Capital Venture

On November 3, 2020, First Capital Venture Co., a subsidiary of the client, d/b/a Diamond CBD, filed a civil complaint against the Shvo Defendants and Thunder Energies Corporation (the “Defendants”), in the pending 17th Judicial Circuit Court in and for Broward County, Florida, (the “Florida Court”), Case Number CACE-20-019111 (the “Complaint”).

On January 26, 2021, Plaintiffs were erroneously granted an Order of Default to which the Defendants immediately pointed out to the Court and on February 23, 2021 an Order Vacating the Default was granted in favor of the Defendants. The Plaintiff knew, or should have known, that the Order of Default was not valid but they proceeded on February 9, 2021 to publish false and misleading press releases.

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

On November 23, 2022 (“Settlement Date”), Mr. Shvo agreed to settle with First Capital Venture on behalf of the Defendants for $11,500 to be paid within ten (10) days from the Settlement Date. As of the date of this filing, the settlement payment of $11,500 has not been paid.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As a result of the failure to timely file our Form 10-K for the year ended December 31, 2021, and the three-month periods ended March 31, 2022, June 30, 2022, and September 30, 2022, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the notes.

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

On November 1, 2022, the Company and Fourth & 1 mutually agreed to terminate the Agreement and the Company was released from any obligations.

Therefore, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number and Description			Location Reference

(a)	Financial Statements		Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

(3.0)	Articles of Incorporation

	(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on July 21, 2011	See Exhibit Key

	(3.2)	Amendment to Articles of Incorporation dated July 29, 2013	See Exhibit Key

	(3.3)	Amendment to Articles of Incorporation dated October 7, 2013	See Exhibit Key

	(3.4)	Amendment to Articles of Incorporation dated April 25, 2014	See Exhibit Key

	(3.5)	Bylaws filed with Form 10 Registration Statement on July 21, 2011.	See Exhibit Key

(10.1)	Stock Purchase Agreement with Northbridge Financial, Inc.		See Exhibit Key

(11.1)	Statement re: computation of per share Earnings.		Note 3 to Financial Stmts.

(14.1)	Code of Ethics		See Exhibit Key

(31.1)	Certificate of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certification of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.2	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.3	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.4	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 13, 2018.

3.5	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.0	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 2, 2018.

14.0	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on January 17, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Ricardo Haynes	Principal Executive Officer, Principal Accounting Officer, Chairman of the Board of Directors	November 29, 2022
Ricardo Haynes

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

