Form 10-Q
period 2022-06-30
Thunder Energies Corp
filed 2022-12-08
CIK 1524872

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of December 8, 2022, there were 72,140,735 shares of common stock outstanding.

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

4

THUNDER ENERGIES CORPORATION

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$3,975	$–
Notes receivable - related party	33,200	–
Total current assets	37,175	–

Total assets	$37,175	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$131,419	$70,971
Derivative liability	92,937	83,404
Convertible notes payable, net of discount of $85,670 and $241,876, respectively	794,596	508,890
Accrued interest	2,184,531	1,019,156
Current liabilities of discontinued operations	–	901,000
Total current liabilities	3,203,483	2,583,421
Total liabilities	3,203,483	2,583,421

Commitments and contingencies (Note 14)

Stockholders' deficit
Preferred stock - Series A: $0.001 par value, 50,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Preferred stock - Series B: $0.001 par value, 10,000,000 authorized; 5,000 and 5,000 shares issued and outstanding, respectively	5	5
Preferred stock - Series C: $0.001 par value, 10,000,000 authorized; 10,000 and 10,000 shares issued and outstanding, respectively	10	10
Common stock: $0.001 par value 900,000,000 authorized; 72,140,735 and 80,140,735 shares issued and outstanding, respectively	72,140	80,140
Additional paid-in-capital	724,888	(693,112)
Accumulated deficit	(4,013,351)	(2,020,464)
Total stockholders' deficit	(3,166,308)	(2,583,421)
Total liabilities and stockholders' deficit	$37,175	$–

See notes to unaudited condensed financial statements

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Statements of Operations

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021

Net revenues	$–	$–	$–	$–

Cost of sales	–	–	–	–

Gross Profit	–	–	–	–

Operating expenses:
Stock based compensation	1,410,000	–	660,000	–
General and administrative	152,775	81,475	98,325	14,675
Total operating expenses	1,562,775	81,475	758,325	14,675
Loss from operations	(1,562,775)	(81,475)	(758,325)	(14,675)

Other (income) expense:
Change in derivative liability	9,533	(3,250)	12,872	600
Accretion of debt discount	156,206	228,046	78,535	109,566
Interest expense	1,165,373	433,714	695,381	262,230
Gain on disposal of discontinued operations	(901,000)	–	–	–
Total other expense	430,112	658,510	786,788	372,396

Loss before income taxes	(1,992,887)	(739,985)	(1,545,113)	(387,071)
Income taxes	–	–	–	–
Loss from continuing operations	(1,992,887)	(739,985)	(1,545,113)	(387,071)
Discontinued operations	–	416,376	–	277,993

Net loss	$(1,992,887)	$(323,609)	$(1,545,113)	$(109,078)

Net loss per share from continuing operations, basic and diluted	$(0.03)	$(0.01)	$(0.02)	$(0.01)
Net loss per share from discontinued operations, basic and diluted	$–	$0.00	$–	$0.00
Net loss per share, basic and diluted	$(0.03)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	70,113,111	76,340,735	70,690,186	76,340,735

See notes to unaudited condensed financial statements

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Preferred Stock A		Preferred Stock B		Preferred Stock C
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2020	50,000,000	$50,000	5,000	$5	10,000	$10
Net loss	–	–	–	–	–	–
Balance, March 31, 2021	50,000,000	$50,000	5,000	$5	10,000	$10
Net loss	–	–	–	–	–	–
Balance, June 30, 2021	50,000,000	$50,000	5,000	$5	10,000	$10

Balance, December 31, 2021	50,000,000	$50,000	5,000	$5	10,000	$10
Common shares returned to treasury for cancellation	–	–	–	–	–	–
Issuance of fully vested common shares issued against employment services	–	–	–	–	–	–
Net loss	–	$–	–	$–	–	–
Balance, March 31, 2022	50,000,000	50,000	5,000	5	10,000	$10
Issuance of fully vested common shares issued for consulting services	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, June 30, 2022	50,000,000	$50,000	5,000	$5	10,000	$10

	Common Stock		Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Deficit

Balance, December 31, 2020	76,340,735	$76,340	$(879,312)	$(647,914)	$(1,400,871)
Net loss	–	–	–	(214,531)	(214,531)
Balance, March 31, 2021	76,340,735	$76,340	$(879,312)	$(862,445)	$(1,615,402)
Net loss	–	–	–	(109,078)	(109,078)
Balance, June 30, 2021	76,340,735	$76,340	$(879,312)	$(971,523)	$(1,724,480)

Balance, December 31, 2021	80,140,735	$80,140	$(693,112)	$(2,020,464)	$(2,583,421)
Common shares returned to treasury for cancellation	(55,000,000)	(55,000)	55,000	–	–
Issuance of fully vested common shares issued against employment services	25,000,000	25,000	725,000	–	750,000
Net loss	–	–	–	(447,774)	(447,774)
Balance, March 31, 2022	50,140,735	$50,140	$86,888	$(2,468,238)	$(2,281,195)
Issuance of fully vested common shares issued for consulting services	22,000,000	22,000	638,000	–	660,000
Net loss	–	–	–	(1,545,113)	(1,545,113)
Balance, June 30, 2022	72,140,735	$72,140	$724,888	$(4,013,351)	$(3,166,308)

See notes to unaudited condensed financial statements

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(1,992,887)	$(323,609)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of debt discount	156,206	228,046
Change in fair value of derivative liability	9,533	(3,250)
Gain on disposal of discontinued operations	(901,000)	–
Stock based compensation	1,410,000	–
Convertible notes payable issued for services	1,500	–
Changes in operating assets and liabilities:
Notes receivable - related party	(33,200)	–
Accounts payable	60,448	42,475
Accrued interest	1,165,375	433,714
Net cash used in continuing operating activities	(124,025)	377,376
Net cash used in operating activities - discontinued activities	–	(292,664)
Net cash (used in) provided by operating activities	(124,025)	84,712

Cash flows from investing activities:
Net cash used in continuing investing activities	–	–
Net cash used in investing activities - discontinued activities	–	(15,337)
Net cash used in investing activities	–	(15,337)

Cash flows from financing activities:
Proceeds from short term convertible notes payable	128,000	–
Net cash used in continuing financing activities	128,000	–
Net cash used in financing activities - discontinued activities	–	(160,635)
Net cash provided by (used in) financing activities	128,000	(160,635)

Net (decrease) increase in cash	3,975	(91,260)

Cash at beginning of period	–	97,503
Cash at end of period	$3,975	$6,243

Non-cash investing and financing activities:
Common shares returned to treasury for cancellation	$55,000	$–

See notes to unaudited condensed financial statements

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the Three and Six Months Ended June 30, 2022 and 2021

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

Acquisition of TNRG Preferred Stock

Fiscal Year 2022

On February 28, 2022, Mr. Ricardo Haynes, Mr. Eric Collins, Mr. Lance Lehr, Ms. Tori White and Mr. Donald Keer, each as an individual and principal shareholder (“Shareholders”) of Bear Village, Inc., a Wyoming corporation, (the “Purchaser”) collectively acquired 100% of the issued and outstanding shares of preferred stock (the “Preferred Stock”) of Thunder Energies Corporation, a Florida corporation, (the “Company” or the “Registrant”) from Mr. Yogev Shvo, an individual domiciled in Florida (the “Seller”) (the “Purchase”). The consideration for the Purchase was provided to the Seller by the Purchaser on behalf of the Shareholders and was as compensation expense.

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

The purchase price of $50,000 for the Preferred Stock was recorded in accounts payable as of June 30, 2022 and paid in August and September 2022. The consideration for the purchase was provided to the Seller by the Purchaser on behalf of the Shareholders. The Company had been in discussions with the Shareholders for repayment and finalized the Employment Agreements (“Employment Agreements”) on October 1, 2022 for positions in the Company. As a result, the Company recorded the purchase price as compensation on March 1, 2022. The Purchase of the Preferred Stock was the result of a privately negotiated transaction which consummation resulted in a change of control of the Registrant.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,013,351 and $2,020,464 at June 30, 2022 and December 31, 2021, respectively, had a working capital deficit of $3,166,308 and $2,583,421 at June 30, 2022 and December 31, 2021, respectively, had net losses of $1,545,113 and $1,992,887, and $109,078 and $323,609 for the three and six months ended June 30, 2022 and 2021, respectively, and net cash used in operating activities of $124,025 and net cash provided by operating activities of $84,712 for the six months ended June 30, 2022 and 2021, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounts Receivable

Accounts receivable are non-interest-bearing obligations due under normal course of business. Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company has an allowance for doubtful accounts of $0 and $147,357 (from discontinued operations) as of June 30, 2022 and December 31, 2021, respectively.

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

Advertising and Marketing Costs

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. The Company had advertising and marketing expense of $0 and $0, and $201,382 and $351,967 for the three and six months ended June 30, 2022 and 2021, respectively, as part of discontinued operations.

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

Customer Advanced Payments – Discontinued Operations

Customer advanced payments consisted of customer orders paid in advance of the delivery of the order. Customer advanced payments are classified as short-term as the typical order ships within approximately three weeks of placing the order. Customer advanced payments are recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met. Customer advanced payments as of June 30, 2022 and December 31, 2021 were $0 and $203,518 (from discontinued operations), respectively. Customer advanced payments are included in current liabilities in the accompanying Consolidated Balance Sheets. The Company’s ability to fulfil these orders have been impaired (see Explanatory Note).

Inventories – Discontinued Operations

The Company manufactures its own products, made to order, and when completed are shipped to the customer. The Company's inventories are valued by the first-in, first-out ("FIFO") cost method and are stated at the lower of cost or net realizable value. The Company had inventories of $0 and $0 (from discontinued operations) as of June 30, 2022 and December 31, 2021, respectively. See Explanatory Note for impairment discussion as of December 31, 2021.

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

Impairment of Long-lived Assets

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. All long-lived assets are impaired as of June 30, 2022 and December 31, 2021. See Explanatory Note for impairment discussion as of December 31, 2021.

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

Leases

The Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease obligation. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. The Company’s lease arrangements generally do not provide an implicit interest rate. As a result, in such situations the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU assets and liabilities. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company has some lease agreements with lease and non-lease components, which are accounted for as a single lease component. See Explanatory Note for impairment discussion as of December 31, 2021.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2022 and December 31, 2021, the fair value of cash, accounts receivable, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The following table summarize the Company’s fair value measurements by level at June 30, 2022 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability	$–	$–	$92,937

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	June 30, 2022	December 31, 2021
Series A convertible preferred stock	500,000,000	500,000,000
Series B convertible preferred stock	5,000,000	5,000,000
Series C convertible preferred stock	10,000	10,000
Total potentially dilutive shares	505,010,000	505,010,000

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of June 30, 2022 and December 31, 2021. See Explanatory Note for impairment discussion as of December 31, 2021.

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

NOTE 4 – PROPERTY AND EQUIPMENT – DISCONTINUED OPERATIONS

The Company had no property and equipment as of June 30, 2022 and December 31, 2021:

Depreciation expense was $0 and $0, and $22,801 and $44,959 (from discontinued operations) for the three and six months ended June 30, 2022 and 2021, respectively, and is classified in general and administrative expenses in the Condensed Consolidated Statements of Operations. See Explanatory Note for impairment discussion as of December 31, 2021.

NOTE 5 – INTANGIBLE ASSETS – discontinued operations

The Company had no intangible assets as of June 30, 2022 and December 31, 2021:

Amortization expense was $0 and $0, and $3,878 and $7,755 (from discontinued operations) for the three and six months ended June 30, 2022 and 2021, respectively, and is classified in general and administrative expenses in the Condensed Consolidated Statements of Operations. See Explanatory Note for impairment discussion as of December 31, 2021.

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

The Company borrows funds from related parties for working capital purposes from time to time. The Company has recorded the principal balance due of $0 under Due to Related Parties in the accompanying Consolidated Balance Sheet at December 31, 2021. The Company received no advances and made no repayments during the three and six months ended June 30, 2022. The Company received no advances and made repayments of $50,000 and $50,000 during the three and six months ended June 30, 2021 and has a balance of $169,744 under Due to Related Parties in the Balance Sheet at June 30, 2021. Advances are non-interest bearing and due on demand.

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

NOTE 8 – LOAN PAYABLE TO SHAREHOLDER – discontinued operations

The Company borrows funds from its shareholders from time to time for working capital purposes. During the three and six months ended June 30, 2022 and 2021, the Company had no additional borrowings and made no repayments. Advances are non-interest bearing and due on demand.

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

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $92,937 as of June 30, 2022, and recorded a change in derivative liability of $12,872 and $9,533, and $600 and $3,250 during the three and six months ended June 30, 2022 and 2021, respectively.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the years ended December 31, 2021 and 2020, and the three-month periods ended March 31, 2022 and 2021, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $7,486 and $14,884 an $7,482 and $14,882 during the three and six months ended June 30, 2022 and 2021, respectively.

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

The principal balance due at June 30, 2022 is $220,000 and is presented as a short-term liability in the balance sheet. The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions to restructure the terms of the note.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the years ended December 31, 2021 and 2020, and the three-month periods ended March 31, 2022 and 2021, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. In exchange for the Agreement, the Company agreed to pay a one-time interest charge of $11,680 in the year ended December 31, 2021. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $14,457 and $28,017 and $0 and $0 during the three and six months ended June 30, 2022 and 2021, respectively.

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

On December 6, 2021, the holder of the note converted $190,000 of the Note into 3,800,000 shares of the Company’s common stock. The principal balance of $410,000 is due October 16, 2022 and is presented as a short term liability in the balance sheet. The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions to restructure the terms of the note.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the years ended December 31, 2021 and 2020, and the three-month periods ended March 31, 2022 and 2021, the Convertible Notes Payable were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $26,544 and $51,435 and $0 and $0 during the three and six months ended June 30, 2022 and 2021, respectively.

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) paying interest of 10% per annum and are due and payable on December 31, 2022 for aggregate gross proceeds of $129,500 (including $1,500 against which services were received) during the three and six months ended June 30, 2022. Subsequent to June 30, 2022, the Company offered and sold an additional $366,100 of the April 2022 Notes paying interest that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through October 31, 2024. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share into the Company’s common stock if before any public offering. The Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

$40,000,000 Convertible Note

On May 13, 2022, as amended, the Company issued a convertible promissory note to Turvata Holdings Limited in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The Holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. Conversion rights shall not vest until such time as the holder’s consideration, Coins, are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. The Coins are expected to go live in 2023. The Note shall not be enforceable until such time as the Coin is “live” on a US exchange and available through a mutually agreed upon cryptocurrency wallet. The parties agree to establish a time is of the essence date of May 1, 2023 for Holder to meet the "live" requirement. Should Holder not meet the "live" requirement by May 1, 2023, then Borrower shall return all RoRa Prime Coins and Holder shall release all claims on any shares or Convertible Promissory Note. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above.

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

On April 6, 2022, the Company entered into a Consulting Agreement with Top Flight Development LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to a total of 15,000,000 common shares, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately and shall be paid $21,000 per month beginning on the first day of the month following the execution of the agreement. The Company paid Top Flight $37,600 during the three months ended June 30, 2022 with a balance due of $4,400 as of June 30, 2022.

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

See Note 1 for impairment discussion as of December 31, 2021.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Six Months ended June 30,		Three Months ended June 30,

	2022	2021	2022	2021
Operating lease expense	$–	$118,480	$–	$59,240
Short term lease cost	–	225	–	–
Total lease expense	$–	$118,705	$–	$59,240
Less: Rental income through sub-lease	–	(49,823)	–	(24,799)
Net lease expense	$–	$68,882	$–	$34,441

Operating lease cost was $0 and $0, and $34,441 and $68,882 (from discontinued operations) for the three and six months ended June 30, 2022 and 2021, respectively.

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

On April 6, 2022, the Company entered into a Consulting Agreement with Top Flight an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to a total of 15,000,000 common shares, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately and shall be paid $21,000 per month beginning on the first day of the month following the execution of the agreement. During the three months ended June 30, 2022, the Company paid Top Flight $37,600 with a balance due of $4,400 as of June 30, 2022.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	June 30, 2022	December 31, 2021
Options to purchase shares of common stock	–	–
Series A convertible preferred stock	500,000,000	500,000,000
Series B convertible preferred stock	5,000,000	5,000,000
Series C convertible preferred stock	10,000	10,000
Total potentially dilutive shares	505,010,000	505,010,000

The following table sets forth the computation of basic and diluted net income per share:

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021

Loss from continuing operations	$(1,992,887)	$(739,985)	$(1,545,113)	$(387,071)
Discontinued operations	–	416,376	–	277,993
Net loss	$(1,992,887)	$(323,609)	$(1,545,113)	$(109,078)

Basic weighted average outstanding shares of common stock	70,113,111	76,340,735	70,690,186	76,340,735
Dilutive effect of options and warrants	–	–	–	–
Diluted weighted average common stock and common stock equivalents	70,113,111	76,340,735	70,690,186	76,340,735

Loss per share:
Net loss per share from continuing operations, basic and diluted	$(0.03)	$(0.01)	$(0.02)	$(0.01)
Net loss per share from discontinued operations, basic and diluted	–	0.00	–	0.00
Net loss per share, basic and diluted	$(0.03)	$(0.01)	$(0.02)	$(0.01)

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

The following tables lists the assets and liabilities of discontinued operations as of June 30, 2022 and December 31, 2021 and the discontinued operations for Nature for three and six months ended June 30, 2022 and 2021:

	June 30,	December 31,
	2022	2021
Liabilities
Current liabilities:
Accounts payable	$–	$386,129
Due to related party	–	72,743
Loan payable to shareholder	–	–
Customer advance payments	–	203,518
Short term notes payable	–	149,490
Current portion of operating lease liabilities	–	–
Accrued interest	–	89,120
Other current liabilities	–	–
Total current liabilities of discontinued operation	–	901,000

Total liabilities of discontinued operation	$–	$901,000

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2022	2021	2022	2021

Revenue	$–	$3,443,682	–	$1,852,431
Cost of sales	–	1,375,880	–	628,694
Gross profit	–	2,067,802	–	1,223,737

Operating expenses:
Advertising and marketing expenses	–	351,967	–	201,382
General and administrative	–	1,278,927	–	733,795
Total operating expenses	–	1,630,894	–	935,176
Profit from operations	–	436,908	–	288,560

Other expense (income):
Impairment of assets	–	–	–	–
Interest expense	–	20,532	–	10,567
Other expense	–	–	–	–
Other income	–	–	–	–
Total other expense	–	20,532	–	10,567

Profit before income taxes	–	416,376	–	277,993
Income taxes	–	–	–	–

Net profit of discontinued operations	$–	$416,376	–	$277,993

NOTE 16 – SUBSEQUENT EVENTS

As of November 16, 2022, the Company has not repaid three convertible notes totaling $630,000 and the three convertible notes are now in default. The Company is currently in discussions to restructure the terms of the note.

April 2022 Notes

Subsequent to June 30, 2022, the Company offered and sold an additional $366,100 of the April 2022 Notes paying interest that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through October 31, 2024 (see Note 9).

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

On February 28,2022, as part of acquisition of TNRG Preferred Stock with Bear Village, other than liabilities specifically identified in the acquisition, no debt or liability is assumed by the Purchaser.

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

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Energies Corporation for the period ended June 30, 2022 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Acquisition of TNRG Preferred Stock

Fiscal Year 2022

On February 28, 2022, Mr. Ricardo Haynes, Mr. Eric Collins, Mr. Lance Lehr, Ms. Tori White and Mr. Donald Keer, each as an individual and principal shareholder (“Shareholder”) of Bear Village, Inc., a Wyoming corporation, (the “Purchaser”) collectively acquired 100% of the issued and outstanding shares of preferred stock (the “Preferred Stock”) of Thunder Energies Corporation, a Florida corporation, (the “Company” or the “Registrant”) from Mr. Yogev Shvo, an individual domiciled in Florida (the “Seller”) (The “Purchase”). The consideration for the Purchase was provided to the Seller by the Purchaser on behalf of the Shareholders and was recorded as compensation expense.

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

The purchase price of $50,000 for the Preferred Stock was recorded in accounts payable as of June 30, 2022 and paid in August and September 2022. The consideration for the purchase was provided to the Seller by the Purchaser on behalf of the Shareholders. The Company had been in discussions with the Shareholders for repayment and finalized the Employment Agreements (“Employment Agreements”) on October 1, 2022 for positions in the Company. As a result, the Company recorded the purchase price as compensation on March 1, 2022. The Purchase of the Preferred Stock was the result of a privately negotiated transaction which consummation resulted in a change of control of the Registrant.

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

Results of Operations for the Three Months Ended June 30, 2022 and 2021

The following discussion represents a comparison of our results of operations for the three months ended June 30, 2022 and 2021. The results of operations for the periods shown in our audited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

Thunder Energies – Continuing Operations

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021

Net revenues	$–	$–
Cost of sales	–	–
Gross Profit	–	–
Operating expenses	758,325	14,675
Other (income) expense	(786,888)	372,396
Net loss before income taxes	$(1,545,113)	$(387,071)

Net Revenues

For the three months ended June 30, 2022 and 2021, we had no revenues.

Cost of Sales

For the three months ended June 30, 2022 and 2021, we had no cost of sales as we had no revenues.

Operating Expenses

For the three months ended June 30, 2022 and 2021, we had operating expenses of $758,325 and $14,675, respectively. For the three months ended June 30, 2022, we had stock based compensation of $660,000 and general and administrative expenses of $98,325 primarily due to consulting costs of $51,000, professional fees of $40,900, and general and administration costs of $6,425, as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth. For the three months ended June 30, 2021, we had professional fees of $14,675.

Other (Income) Expense

Other income for the three months ended June 30, 2022 totaled $786,888 primarily due to interest expense in conjunction with debt discount of $78,535, the change in derivative liability of $12,872, interest expense on notes payable of $695,381. Other expense for the three months ended June 30, 2021 totaled $372,396 primarily due to interest expense in conjunction with debt discount of $109,566, the change in derivative liability of $600, and interest expense on notes payable of $262,230.

Net loss before income taxes and discontinued operations

Net loss before income taxes and discontinued operations for the three months ended June 30, 2022 and 2021 totaled $1,545,113 and $387,071 primarily due to other expenses as described above.

Financial Condition.

Total Assets.

Assets were cash of $3,975 and Notes receivable – related party of $33,200 (due from Bear Village) as of June 30, 2022.

Total Liabilities.

Liabilities were $3,203,483 as of June 30, 2022. Liabilities consisted primarily of accounts payable of $131,419, derivative liability of $92,937, accrued interest of $2,184,531, and convertible notes payable of $794,596, net of unamortized debt discount of $85,670.

Nature – Discontinued Operations

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021

Net revenues	$–	$1,852,431
Cost of sales	–	628,694
Gross Profit	–	1,223,737
Operating expenses	–	935,176
Other expense	–	10,567
Net profit before income taxes	$–	$277,993

Net Revenues

Net revenues of $1,852,431 in customer purchases of our other products in the three months ended June 30, 2021.

Cost of Sales

Cost of sales of $628,694 in customer purchases of our other products in the three months ended June 30, 2021.

Operating Expenses

For the three months ended June 30, 2021, we had marketing expenses of $201,382 and general and administrative expenses of $733,795 primarily due to compensation costs of $341,342, consulting costs of $9,556, travel expenses of $8,334, operating lease costs of $34,441, professional fees of $20,000, depreciation and amortization costs of $26,679, shipping charges of $123,934, bad debt expense of $79,681, and general and administration costs of $89,828, as a result of discontinuing our Nature business.

Other Expense

Other expense for the three months ended June 30, 2021 totaled $10,567 primarily due to interest expense on notes payable.

Net profit before income taxes and discontinued operations

Net profit before income taxes and discontinued operations for the three months ended June 30, 2021 totaled $277,993 primarily due to revenue of $1,852,431 and (increases/decreases) in compensation costs, professional fees, consulting costs, marketing costs, operating lease costs, shipping charges, travel costs, bad debts, and general and administration costs.

Financial Condition – discontinued operations.

Total Assets.

Assets were $0 as of June 30, 2022.

Total Liabilities.

Liabilities were $0 as of June 30, 2022.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

The following discussion represents a comparison of our results of operations for the three months ended June 30, 2022 and 2021. The results of operations for the periods shown in our audited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

Thunder Energies – Continuing Operations

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Net revenues	$–	$–
Cost of sales	–	–
Gross Profit	–	–
Operating expenses	1,562,775	81,475
Other expense	430,112	658,510
Net loss before income taxes	$(1,992,887)	$(739,985)

Net Revenues

For the six months ended June 30, 2022 and 2021, we had no revenues.

Cost of Sales

For the six months ended June 30, 2022 and 2021, we had no cost of sales as we had no revenues.

Operating Expenses

For the six months ended June 30, 2022 and 2021, we had operating expenses of $1,562,775 and $81,475, respectively. For the six months ended June 30, 2022, we had stock based compensation of $1,410,000 and general and administrative expenses of $152,775 primarily due to consulting costs of $51,000, payroll costs of $50,000, professional fees of $45,550, and general and administration costs of $6,225, as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth. For the six months ended June 30, 2021, we had professional fees of $81,475.

Other Expense

Other expense for the six months ended June 30, 2022 totaled $430,112 primarily due to interest expense in conjunction with debt discount of $156,206, the change in derivative liability of $9,533, interest expense on notes payable of $1,165,373, offset primarily by gain on extinguishment of debt in conjunction with change of control of $901,000. Other expense for the three months ended June 30, 2021 totaled $658,510 primarily due to interest expense in conjunction with debt discount of $228,046, the change in derivative liability of $3,250, and interest expense on notes payable of $443,714.

Net loss before income taxes and discontinued operations

Net loss before income taxes and discontinued operations for the six months ended June 30, 2022 and 2021 totaled $1,992,887 and $739,985 primarily due other expense as described above.

Nature – Discontinued Operations

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Net revenues	$–	$3,443,682
Cost of sales	–	1,375,880
Gross Profit	–	2,067,802
Operating expenses	–	1,630,894
Other expense	–	20,532
Net profit before income taxes	$–	$416,376

Net Revenues

Net revenues of $3,443,682 in customer purchases of our other products in the six months ended June 30, 2021.

Cost of Sales

Cost of sales of $1,375,880 in customer purchases of our other products in the six months ended June 30, 2021.

Operating Expenses

For the six months ended June 30, 2021, we had marketing expenses of $351,967 and general and administrative expenses of $1,278,927 primarily due to compensation costs of $598,477, consulting costs of $42,556, travel expenses of $13,137, operating lease costs of $68,882, professional fees of $49,252, depreciation and amortization costs of $52,714, investor relations costs of $1,200, shipping charges of $182,322, bad debt expense of $85,650, and general and administration costs of $184,737, as a result of discontinuing our Nature business.

Other Expense

Other expense for the six months ended June 30, 2021 totaled $20,532 primarily due to interest expense on notes payable.

Net profit before income taxes and discontinued operations

Net profit before income taxes and discontinued operations for the six months ended June 30, 2021 totaled $416,376 primarily due to revenue of $3,443,682 and (increases/decreases) in compensation costs, professional fees, consulting costs, marketing costs, operating lease costs, shipping charges, travel costs, bad debts, and general and administration costs.

Liquidity and Capital Resources.

General – Overall, we had an increase in cash flows of $3,975 in the six months ended June 30, 2022 resulting from cash provided by financing activities of $128,000 offset primarily by cash used in operating activities of $124,025.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended June 30, 2022	Six Months Ended June, 2021

Net cash provided by (used in):
Operating activities	$(124,025)	$84,712
Investing activities	–	(15,337)
Financing activities	128,000	(160,635)
Net increase (decrease) in cash	$3,975	$(91,260)

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Cash Flows from Operating Activities – For the six months ended June 30, 2022, net cash used in operating activities was $124,025. Net cash used in operations was primarily due to a net loss of $1,992,887, and the changes in operating assets and liabilities of $1,192,623, primarily due to accounts payable of $60,448, accrued interest of $1,165,375, offset primarily by the change in notes receivable – related party of $33,200. In addition, net cash provided by operating activities was offset primarily by adjustments to reconcile net loss from the accretion of the debt discount of $156,206, change in derivative liability of $9,533, the gain on disposal of discontinued operations of $901,000, stock based compensation of $1,410,000, and convertible note payable issued for services of $1,500.

For the six months ended June 30, 2021, net cash provided by operating activities was $84,712. Net cash provided by operations was primarily due to net cash provided by continuing operating activities of $377,376 offset primarily by net cash used in operating activities – discontinued activities of $292,664. Net cash provided by continuing operating activities was primarily due to a net loss of $323,609, and the changes in operating assets and liabilities of $476,189, primarily due to accounts payable of $42,475 and accrued interest of $433,714. In addition, net cash provided by continuing operating activities was offset primarily by adjustments to reconcile net loss from the accretion of the debt discount of $228,046 and the change in derivative liability of $3,250. Net cash used in operating activities – discontinued activities was primarily due to the changes in operating assets and liabilities of $345,378, primarily due to accounts receivable of $67,104, accounts payable of $51,727, the net changes in customer advance payments of $455,160, and other current liabilities of $11,639, offset primarily by the change in inventories of $67,670, prepaid expenses of $152,050, and accrued interest of $20,532. In addition, net cash used in operating activities – discontinued activities was offset primarily by adjustments to reconcile net profit from depreciation expense of $44,959 and amortization expense of $7,755.

Cash Flows from Investing Activities – For the six months ended June 30, 2022, net cash used in investing activities was $0. For the six months ended June 30, 2021, net cash used in investing activities was $15,337 due to purchases of equipment.

Cash Flows from Financing Activities – For the six months ended June 30, 2022, net cash used in financing activities was $128,000 due to proceeds from short-term convertible notes payable. For the six months ended June 30, 2021, net cash used in financing activities was $360,635 due to repayments of notes, offset partially by proceeds from long term convertible notes of $200,000.

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

On April 6, 2022, the Company entered into a Consulting Agreement with Top Flight Development LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to a total of 15,000,000 common shares, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately and shall be paid $21,000 per month beginning on the first day of the month following the execution of the agreement. The Company paid Top Flight $37,600 during the three months ended June 30, 2022 with a balance due of $4,400 as of June 30, 2022.

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

Convertible Note Payable

Short Term

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) paying interest of 10% per annum and are due and payable on December 31, 2022 for aggregate gross proceeds of $129,500 (including $1,500 against which services were received) during the three and six months ended June 30, 2022. Subsequent to June 30, 2022, the Company offered and sold an additional $366,100 of the April 2022 Notes paying interest that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through October 31, 2024. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share into the Company’s common stock if before any public offering. The Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

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

Consulting Agreements

On April 6, 2022, the Company entered into a Consulting Agreement with Top Flight Development LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to a total of 15,000,000 common shares, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately and shall be paid $21,000 per month beginning on the first day of the month following the execution of the agreement. The Company paid Top Flight $37,600 during the three months ended June 30, 2022 with a balance due of $4,400 as of June 30, 2022.

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

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2022.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,013,351 and $2,020,464 at June 30, 2022 and December 31, 2021, respectively, had a working capital deficit of $3,166,308 and $2,583,421 at June 30, 2022 and December 31, 2021, respectively, had net losses of $1,545,113 and $1,992,887, and $109,078 and $323,609 for the three and six months ended June 30, 2022 and 2021, respectively, and net cash used in operating activities of $124,025 and net cash provided by operating activities of $84,712 for the six months ended June 30, 2022 and 2021, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $92,937 as of June 30, 2022, and recorded a change in derivative liability of $12,872 and $9,533, and $600 and $3,250 during the three and six months ended June 30, 2022 and 2021, respectively.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the years ended December 31, 2021 and 2020, and the three-month periods ended March 31, 2022 and 2021, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $7,486 and $14,884 during the three and six months ended June 30, 2022 and 2021, respectively.

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

The principal balance due at June 30, 2022 is $220,000 and is presented as a short-term liability in the balance sheet. The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions to restructure the terms of the note.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the years ended December 31, 2021 and 2020, and the three-month periods ended March 31, 2022 and 2021, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. In exchange for the Agreement, the Company agreed to pay a one-time interest charge of $11,680 in the year ended December 31, 2021. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $14,457 and $28,017 during the three and six months ended June 30, 2022 and 2021, respectively.

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

On December 6, 2021, the holder of the note converted $190,000 of the Note into 3,800,000 shares of the Company’s common stock. The principal balance of $410,000 is due October 16, 2022 and is presented as a short term liability in the balance sheet. The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions to restructure the terms of the note.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the years ended December 31, 2021 and 2020, and the three-month periods ended March 31, 2022 and 2021, the Convertible Notes Payable were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $26,544 and $51,435 during the three and six months ended June 30, 2022 and 2021, respectively.

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) paying interest of 10% per annum and are due and payable on December 31, 2022 for aggregate gross proceeds of $129,500 (including $1,500 against which services were received) during the three and six months ended June 30, 2022. Subsequent to June 30, 2022, the Company offered and sold an additional $366,100 of the April 2022 Notes paying interest that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through October 31, 2024. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share into the Company’s common stock if before any public offering. The Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

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

Consulting Agreements

On April 6, 2022, the Company entered into a Consulting Agreement with Top Flight Development LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to a total of 15,000,000 common shares, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately and shall be paid $21,000 per month beginning on the first day of the month following the execution of the agreement. The Company paid Top Flight $37,600 during the three months ended June 30, 2022 with a balance due of $4,400 as of June 30, 2022.

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of June 30, 2022, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the three and six months ended June 30, 2022 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three and six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS.

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number and Description				Location Reference

(a)	Financial Statements			Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

	(3.0)	Articles of Incorporation

		(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on July 21, 2011	See Exhibit Key

		(3.2)	Amendment to Articles of Incorporation dated July 29, 2013	See Exhibit Key

		(3.3)	Amendment to Articles of Incorporation dated October 7, 2013	See Exhibit Key

		(3.4)	Amendment to Articles of Incorporation dated April 25, 2014	See Exhibit Key

		(3.5)	Bylaws filed with Form 10 Registration Statement on July 21, 2011.	See Exhibit Key

	(10.1)	Stock Purchase Agreement with Northbridge Financial, Inc.		See Exhibit Key

	(11.1)	Statement re: computation of per share Earnings.		Note 3 to Financial Stmts.

	(14.1)	Code of Ethics		See Exhibit Key

	(31.1)	Certificate of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

	(32.1)	Certification of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

3.2	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.3	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.

3.4	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 13, 2018.

3.5	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.

10.0	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 2, 2018.

14.0	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on January 17, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Ricardo Haynes	Principal Executive Officer, Principal Accounting Officer, Chairman of the Board of Directors	December 8, 2022
Ricardo Haynes

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

