Form 10-Q
period 2022-09-30
Thunder Energies Corp
filed 2022-12-14
CIK 1524872

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of December 14, 2022, there were 72,140,735 shares of common stock outstanding.

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

3

THUNDER ENERGIES CORPORATION

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$29,949	$–
Notes receivable - related party	26,200	–
Deferred offering costs	9,000	–
Prepaid expenses	30,000	–
Total current assets	95,149	–

Total assets	$95,149	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$80,619	$70,971
Derivative liability	87,482	83,404
Convertible notes payable, net of discount of $8,985 and $241,876, respectively	1,173,281	508,890
Accrued interest	3,233,848	1,019,156
Current liabilities of discontinued operations	–	901,000
Total current liabilities	4,575,230	2,583,421
Total liabilities	4,575,230	2,583,421

Commitments and contingencies (Note 14)

Stockholders' deficit
Preferred stock - Series A: $0.001 par value, 50,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Preferred stock - Series B: $0.001 par value, 10,000,000 authorized; 5,000 and 5,000 shares issued and outstanding, respectively	5	5
Preferred stock - Series C: $0.001 par value, 10,000,000 authorized; 10,000 and 10,000 shares issued and outstanding, respectively	10	10
Common stock: $0.001 par value 900,000,000 authorized; 72,140,735 and 80,140,735 shares issued and outstanding, respectively	72,140	80,140
Additional paid-in-capital	724,888	(693,112)
Accumulated deficit	(5,327,124)	(2,020,464)
Total stockholders' deficit	(4,480,081)	(2,583,421)
Total liabilities and stockholders' deficit	$95,149	$–

See notes to unaudited condensed financial statements

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Statements of Operations

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021

Net revenues	$–	$–	$–	$–

Cost of sales	–	–	–	–

Gross Profit	–	–	–	–

Operating expenses:
Advertising and marketing expenses	4,743	–	4,743	–
Stock based compensation	1,410,000	–	–	–
General and administrative	341,258	89,675	188,483	22,620
Total operating expenses	1,756,001	89,675	193,226	22,620
Loss from operations	(1,756,001)	(89,675)	(193,226)	(22,620)

Other (income) expense:
Change in derivative liability	4,078	(41,923)	(5,455)	(38,673)
Accretion of debt discount	232,891	331,388	76,685	103,342
Impairment of assets	–	510,182	–	510,182
Interest expense	2,214,690	808,284	1,049,317	374,570
Gain on disposal of discontinued operations	(901,000)	–	–	–
Total other expense	1,550,659	1,607,931	1,120,547	949,421

Loss before income taxes	(3,306,660)	(1,697,606)	(1,313,773)	(972,041)
Income taxes	–	–	–	–
Loss from continuing operations	(3,306,660)	(1,697,606)	(1,313,773)	(972,041)
Discontinued operations	–	50,973	–	(350,983)

Net loss	$(3,306,660)	$(1,646,633)	$(1,313,773)	$(1,323,024)

Net loss per share from continuing operations, basic and diluted	$(0.05)	$(0.03)	$(0.02)	$(0.02)
Net loss per share from discontinued operations, basic and diluted	$–	$(0.00)	$–	$(0.00)
Net loss per share, basic and diluted	$(0.05)	$(0.03)	$(0.02)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	70,796,413	76,340,735	72,140,735	76,340,735

See notes to unaudited condensed financial statements

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance, December 31, 2020	50,000,000	50,000	5,000	5	10,000	10	76,340,735	$76,340	$(879,312)	$(647,914)	$(1,400,871)
Net loss	–	–	–	–	–	–	–	–	–	(214,531)	(214,531)
Balance, March 31, 2021	50,000,000	50,000	5,000	5	10,000	10	76,340,735	$76,340	$(879,312)	$(862,445)	$(1,615,402)
Net loss	–	–	–	–	–	–	–	–	–	(109,078)	(109,078)
Balance, June 30, 2021	50,000,000	50,000	5,000	5	10,000	10	76,340,735	$76,340	$(879,312)	$(971,523)	$(1,724,480)
Net loss	–	–	–	–	–	–	–	–	–	(1,323,024)	(1,323,024)
Balance, September 30, 2021	50,000,000	50,000	5,000	5	10,000	10	76,340,735	$76,340	$(879,312)	$(2,294,547)	$(3,047,504)

Balance, December 31, 2021	50,000,000	50,000	5,000	5	10,000	10	80,140,735	$80,140	$(693,112)	$(2,020,464)	$(2,583,421)
Common shares returned to treasury for cancellation	–	–	–	–	–	–	(55,000,000)	(55,000)	55,000	–	–
Issuance of fully vested common shares issued against employment services	–	–	–	–	–	–	25,000,000	25,000	725,000	–	750,000
Net loss	–	–	–	–	–	–	–	–	–	(447,774)	(447,774)
Balance, March 31, 2022	50,000,000	50,000	5,000	5	10,000	10	50,140,735	$50,140	$86,888	$(2,468,238)	$(2,281,195)
Issuance of fully vested common shares issued for consulting services	–	–	–	–	–	–	22,000,000	22,000	638,000	–	660,000
Net loss	–	–	–	–	–	–	–	–	–	(1,545,113)	(1,545,113)
Balance, June 30, 2022	50,000,000	50,000	5,000	5	10,000	10	72,140,735	$72,140	$724,888	$(4,013,351)	$(3,166,308)
Net loss	–	–	–	–	–	–	–	–	–	(1,313,773)	(1,313,773)
Balance, September 30, 2022	50,000,000	50,000	5,000	5	10,000	10	72,140,735	$72,140	$724,888	$(5,327,124)	$(4,480,081)

See notes to unaudited condensed financial statements

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(3,306,660)	$(1,646,633)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of debt discount	232,891	331,388
Change in fair value of derivative liability	4,078	(41,923)
Gain on disposal of discontinued operations	(901,000)	–
Stock based compensation	1,410,000	–
Convertible notes payable issued for services	1,500	–
Impairment of assets	–	510,182
Changes in operating assets and liabilities:
Notes receivable - related party	(26,200)	–
Deferred offering costs	(9,000)	–
Prepaid expenses	(30,000)	–
Accounts payable	9,648	35,095
Accrued interest	2,214,692	807,332
Net cash used in continuing operating activities	(400,051)	(4,559)
Net cash used in operating activities - discontinued activities	–	87,203
Net cash (used in) provided by operating activities	(400,051)	82,644

Cash flows from investing activities:
Net cash used in continuing investing activities	–	–
Net cash used in investing activities - discontinued activities	–	(15,337)
Net cash used in investing activities	–	(15,337)

Cash flows from financing activities:
Proceeds from short term convertible notes payable	430,000	–
Net cash used in continuing financing activities	430,000	–
Net cash used in financing activities - discontinued activities	–	(161,145)
Net cash provided by (used in) financing activities	430,000	(161,145)

Net (decrease) increase in cash	29,949	(93,838)

Cash at beginning of period	–	97,503
Cash at end of period	$29,949	$3,665

Non-cash investing and financing activities:
Common shares returned to treasury for cancellation	$55,000	$–

See notes to unaudited condensed financial statements

THUNDER ENERGIES CORPORATION

Notes to Condensed Financial Statements

For the Three and Nine Months Ended September 30, 2022 and 2021

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

The purchase price of $50,000 for the Preferred Stock was paid in cash as of September 30, 2022. The consideration for the purchase was provided to the Seller by the Purchaser on behalf of the Shareholders. The Company had been in discussions with the Shareholders for repayment and finalized the Employment Agreements (“Employment Agreements”) on October 1, 2022 for positions in the Company. As a result, the Company recorded the purchase price as compensation on March 1, 2022. The Purchase of the Preferred Stock was the result of a privately negotiated transaction which consummation resulted in a change of control of the Registrant.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $5,327,124 and $2,020,464 at September 30, 2022 and December 31, 2021, respectively, had a working capital deficit of $4,480,081 and $2,583,421 at September 30, 2022 and December 31, 2021, respectively, had net losses of $1,313,773 and $3,306,660, and $1,323,024 and $1,646,633 for the three and nine months ended September 30, 2022 and 2021, respectively, and net cash used in operating activities of $400,051 and net cash provided by operating activities of $82,644 for the nine months ended September 30, 2022 and 2021, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounts Receivable

Accounts receivable are non-interest-bearing obligations due under normal course of business. Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company has an allowance for doubtful accounts of $0 and $147,357 (from discontinued operations) as of September 30, 2022 and December 31, 2021, respectively.

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

Advertising and Marketing Costs

Advertising and marketing expenses are recorded as marketing expenses when they are incurred. The Company had advertising and marketing expense of $4,743 and $4,743, and $39,883 and $391,850 for the three and nine months ended September 30, 2022 and 2021, respectively, as part of discontinued operations.

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

Customer Advanced Payments – Discontinued Operations

Customer advanced payments consisted of customer orders paid in advance of the delivery of the order. Customer advanced payments are classified as short-term as the typical order ships within approximately three weeks of placing the order. Customer advanced payments are recognized as revenue when the product is shipped to the customer and all other revenue recognition criteria have been met. Customer advanced payments as of September 30, 2022 and December 31, 2021 were $0 and $203,518 (from discontinued operations), respectively. Customer advanced payments are included in current liabilities in the accompanying Consolidated Balance Sheets. The Company’s ability to fulfill these orders have been impaired (see Explanatory Note).

Inventories – Discontinued Operations

The Company manufactures its own products, made to order, and when completed are shipped to the customer. The Company's inventories are valued by the first-in, first-out ("FIFO") cost method and are stated at the lower of cost or net realizable value. The Company had inventories of $0 and $0 (from discontinued operations) as of September 30, 2022 and December 31, 2021, respectively. See Explanatory Note for impairment discussion as of December 31, 2021.

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

Impairment of Long-lived Assets

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. All long-lived assets are impaired as of September 30, 2022 and December 31, 2021. See Explanatory Note for impairment discussion as of December 31, 2021.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2022 and December 31, 2021, the fair value of cash, accounts receivable, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The following table summarize the Company’s fair value measurements by level at September 30, 2022 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability	$–	$–	$87,482

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	September 30, 2022	December 31, 2021
Series A convertible preferred stock	500,000,000	500,000,000
Series B convertible preferred stock	5,000,000	5,000,000
Series C convertible preferred stock	10,000	10,000
Total potentially dilutive shares	505,010,000	505,010,000

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of September 30, 2022 and December 31, 2021. See Explanatory Note for impairment discussion as of December 31, 2021.

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

NOTE 4 – PROPERTY AND EQUIPMENT – DISCONTINUED OPERATIONS

The Company had no property and equipment as of September 30, 2022 and December 31, 2021:

Depreciation expense was $0 and $0, and $0 and $44,959 (from discontinued operations) for the three and nine months ended September 30, 2022 and 2021, respectively, and is classified in general and administrative expenses in the Condensed Consolidated Statements of Operations. See Explanatory Note for impairment discussion as of December 31, 2021.

NOTE 5 – INTANGIBLE ASSETS – discontinued operations

The Company had no intangible assets as of September 30, 2022 and December 31, 2021:

Amortization expense was $0 and $0, and $0 and $7,755 (from discontinued operations) for the three and nine months ended September 30, 2022 and 2021, respectively, and is classified in general and administrative expenses in the Condensed Consolidated Statements of Operations. See Explanatory Note for impairment discussion as of December 31, 2021.

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

The Company borrows funds from related parties for working capital purposes from time to time. The Company has recorded the principal balance due of $0 under Due to Related Parties in the accompanying Consolidated Balance Sheet at December 31, 2021. The Company received no advances and made no repayments during the three and nine months ended September 30, 2022. The Company received no advances and made repayments of $50,000 and $50,000 during the three and nine months ended September 30, 2021 and has a balance of $169,744 under Due to Related Parties in the Balance Sheet at September 30, 2021. Advances are non-interest bearing and due on demand.

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

NOTE 8 – LOAN PAYABLE TO SHAREHOLDER – discontinued operations

The Company borrows funds from its shareholders from time to time for working capital purposes. During the three and nine months ended September 30, 2022 and 2021, the Company had no additional borrowings and made no repayments. Advances are non-interest bearing and due on demand.

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

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $87,482 as of September 30, 2022, and recorded a change in derivative liability of $5,455 and $4,078, and $38,673 and $41,923 during the three and nine months ended September 30, 2022 and 2021, respectively.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the years ended December 31, 2021 and 2020, and the three-month periods ended March 31, 2022 and 2021, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $7,602 and $22,486, and $7,568 and $22,450 during the three and nine months ended September 30, 2022 and 2021, respectively.

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

The principal balance due at September 30, 2022 is $220,000 and is presented as a short-term liability in the balance sheet. The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions to restructure the terms of the note.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the years ended December 31, 2021 and 2020, and the three-month periods ended March 31, 2022 and 2021, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. In exchange for the Agreement, the Company agreed to pay a one-time interest charge of $11,680 in the year ended December 31, 2021. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $15,402 and $43,419, and $0 and $0 during the three and nine months ended September 30, 2022 and 2021, respectively.

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

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the years ended December 31, 2021 and 2020, and the three-month periods ended March 31, 2022 and 2021, the Convertible Notes Payable were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $28,285 and $79,720, and $0 and $0 during the three and nine months ended September 30, 2022 and 2021, respectively.

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through March 31, 2023 for aggregate gross proceeds of $431,500 (including $1,500 against which services were received) during the three and nine months ended September 30, 2022. Subsequent to September 30, 2022, the Company offered and sold an additional $64,100 of the April 2022 Notes paying interest that varies from 0% to 8% per annum and are due and payable on various dates from December 31, 2022 through October 31, 2024. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share into the Company’s common stock if before any public offering. The Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

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

On April 6, 2022, the Company entered into a Consulting Agreement with Top Flight Development LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to a total of 15,000,000 common shares, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately and shall be paid $21,000 per month beginning on the first day of the month following the execution of the agreement. The Company paid Top Flight $67,400 and $105,000 during the three and nine months ended September 30, 2022, respectively, with a balance due of $7,400 as of September 30, 2022.

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

NOTE 11 – OPERATING LEASES –DISCONTINUED OPERATIONS

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

See Note 1 for impairment discussion as of December 31, 2021.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Nine Months ended September 30,		Three Months ended September 30,
	2022	2021	2022	2021
Operating lease expense	$–	$177,720	$–	$59,240
Short term lease cost	–	225	–	–
Total lease expense	–	177,945	–	59,240
Less: Rental income through sub-lease	–	(49,823)	–	–
Net lease expense	$–	$128,122	$–	$59,240

Operating lease cost was $0 and $0, and $59,240 and $177,720 (from discontinued operations) for the three and nine months ended September 30, 2022 and 2021, respectively.

NOTE 12 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 6, 8, 10, and 16, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

On April 2, 2022, the Company entered into a demand note (“Demand Note”) with Bear Village, Inc., a related party, for $36,200. The Demand Note bears no interest, is due on demand, and is unsecured. On September 27, 2022, Bear Village repaid $10,000 for a balance due from Bear Village of $26,200 at September 30, 2022.

On April 6, 2022, the Company entered into a Consulting Agreement with Top Flight, an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to a total of 15,000,000 common shares, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately and shall be paid $21,000 per month beginning on the first day of the month following the execution of the agreement. During the three and nine months ended September 30, 2022, the Company paid Top Flight $67,400 and $105,000, respectively, with a balance due of $7,400 as of September 30, 2022.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	September 30, 2022	December 31, 2021
Options to purchase shares of common stock	–	–
Series A convertible preferred stock	500,000,000	500,000,000
Series B convertible preferred stock	5,000,000	5,000,000
Series C convertible preferred stock	10,000	10,000
Total potentially dilutive shares	505,010,000	505,010,000

The following table sets forth the computation of basic and diluted net income per share:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021

Loss from continuing operations	$(3,306,660)	$(1,697,606)	$(1,313,773)	$(972,041)
Discontinued operations	–	50,973	–	(350,983)
Net loss	$(3,306,660)	$(1,646,633)	$(1,313,773)	$(1,323,024)

Basic weighted average outstanding shares of common stock	70,796,413	76,340,735	72,140,735	76,340,735
Dilutive effect of options and warrants	–	–	–	–
Diluted weighted average common stock and common stock equivalents	70,796,413	76,340,735	72,140,735	76,340,735

Loss per share:
Net loss per share from continuing operations, basic and diluted	$(0.05)	$(0.03)	$(0.02)	$(0.02)
Net loss per share from discontinued operations, basic and diluted	–	(0.00)	–	(0.00)
Net loss per share, basic and diluted	$(0.05)	$(0.03)	$(0.02)	$(0.02)

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

Employment Contracts

On March 1, 2022, as amended on October 1, 2022, Mr. Ricardo Haynes, the Company’s Chief Executive Officer and President (“CEO”) entered into an Employment Agreement with the Company. The Employment agreement terminates September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months’ notice. In addition, Mr. Haynes is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under this Employment agreement, the CEO will be entitled to the following:

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

Investment in Fourth & One

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

On November 1, 2022, the Company and Fourth & One mutually agreed to terminate the Agreement and the Company was released from any obligations.

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

The following tables lists the assets and liabilities of discontinued operations as of September 30, 2022 and December 31, 2021 and the discontinued operations for Nature for three and nine months ended September 30, 2022 and 2021:

	September 30,	December 31,
	2022	2021
Liabilities
Current liabilities:
Accounts payable	$–	$386,129
Due to related party	–	72,743
Loan payable to shareholder	–	–
Customer advance payments	–	203,518
Short term notes payable	–	149,490
Current portion of operating lease liabilities	–	–
Accrued interest	–	89,120
Other current liabilities	–	–
Total current liabilities of discontinued operation	–	901,000

Total liabilities of discontinued operations	$–	$901,000

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2022	2021	2022	2021

Revenue	$–	$3,777,276	–	$335,095
Cost of sales	–	1,582,799	–	207,133
Gross profit	–	2,194,477	–	127,962

Operating expenses:
Advertising and marketing expenses	–	391,850	–	39,883
General and administrative	–	1,726,902	–	434,843
Total operating expenses	–	2,118,712	–	474,726
Profit (loss) from operations	–	75,724	–	(346,764)

Other expense (income):
Impairment of assets	–	–	–	–
Interest expense	–	24,751	–	4,219
Other expense	–	–	–	–
Other income	–	–	–	–
Total other expense	–	24,751	–	4,219

Profit (loss) before income taxes	–	50,973	–	(350,983)
Income taxes	–	–	–	–

Net profit (loss) of discontinued operations	$–	$50,973	–	$(350,983)

NOTE 16 – SUBSEQUENT EVENTS

As of November 16, 2022, the Company has not repaid three convertible notes totaling $630,000 and the three convertible notes are now in default. The Company is currently in discussions to restructure the terms of the note.

April 2022 Notes

Subsequent to September 30, 2022, the Company offered and sold an additional $64,100 of the April 2022 Notes paying interest that varies from 0% to 8% per annum and are due and payable on various dates from December 31, 2022 through October 31, 2024 (see Note 9).

Employment Agreements

On October 1, 2022, the Company entered into Employment Agreements with individuals for positions in the Company. Each of the Employment agreements shall begin October 1, 2022 and terminate September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months’ notice. In addition, each employee is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under these Employment agreements, each employee will be entitled to the following:

•	Ms. Tori White, Director Real Estate Development.
○	$24,000 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
○	4,800 RoRa Coins in possession of the Company.
•	Mr. Eric Collins, Chairman and Chief Operations Officer.
○	$12,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
○	2,500 RoRa Coins in possession of the Company.
•	Mr. Donald Keer, Corporate Counsel
○	$3,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
○	700 RoRa Coins in possession of the Company.
•	Mr. Lance Lehr, Chief Operating Officer
○	$2,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
○	500 RoRa Coins in possession of the Company.

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

____________________

(1)The Company has included due to related party of $169,744 within the impairment charge above as these amounts have been used to settle for the assets, as impaired, which have been commandeered, discarded, destroyed and taken possession of by the defendant. This amount related to working capital loan taken from the defendants.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Energies Corporation for the period ended September 30, 2022 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

The purchase price of $50,000 for the Preferred Stock was paid in cash as of September 30, 2022. The consideration for the purchase was provided to the Seller by the Purchaser on behalf of the Shareholders. The Company had been in discussions with the Shareholders for repayment and finalized the Employment Agreements (“Employment Agreements”) on October 1, 2022 for positions in the Company. As a result, the Company recorded the purchase price as compensation on March 1, 2022. The Purchase of the Preferred Stock was the result of a privately negotiated transaction which consummation resulted in a change of control of the Registrant.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Condensed Consolidated Statements of Operations for nine months ended September 30, 2021, to reclass $93,266 of costs to research and development previously classified in general and administrative.

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

Results of Operations for the Three Months Ended September 30, 2022 and 2021

The following discussion represents a comparison of our results of operations for the three months ended September 30, 2022 and 2021. The results of operations for the periods shown in our audited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

Thunder Energies – Continuing Operations

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021

Net revenues	$–	$–
Cost of sales	–	–
Gross Profit	–	–
Operating expenses	193,226	22,620
Other expense	1,120,547	949,421
Net loss before income taxes	$(1,313,773)	$(972,041)

Net Revenues

For the three months ended September 30, 2022 and 2021, we had no revenues.

Cost of Sales

For the three months ended September 30, 2022 and 2021, we had no cost of sales as we had no revenues.

Operating Expenses

For the three months ended September 30, 2022 and 2021, we had operating expenses of $193,226 and $22,620, respectively. For the three months ended September 30, 2022, we had advertising and marketing expenses of $4,743 and general and administrative expenses of $188,483 primarily due to consulting costs of $118,202, professional fees of $60,935, investor relations costs of $5,000, and general and administration costs of $4,346, as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth. For the three months ended September 30, 2021, we had professional fees of $22,620.

Other (Income) Expense

Other expense for the three months ended September 30, 2022 totaled $1,120,547 primarily due to interest expense in conjunction with debt discount of $76,685, the change in derivative liability of $5,455, interest expense on notes payable of $1,049,317. Other expense for the three months ended September 30, 2021 totaled $949,421 primarily due to interest expense in conjunction with debt discount of $103,342, the change in derivative liability of $38,673, impairment of assets of $510,182, and interest expense on notes payable of $374,570.

Net loss before income taxes and discontinued operations

Net loss before income taxes and discontinued operations for the three months ended September 30, 2022 and 2021 totaled $1,313,773 and $972,041 primarily due to other expenses as described above.

Financial Condition.

Total Assets.

Assets were cash of $29,949, notes receivable – related party of $26,200 (due from Bear Village) as of September 30, 2022, deferred offering costs of $9,000, and prepaid expenses of $30,000.

Total Liabilities.

Liabilities were $4,575,230 as of September 30, 2022. Liabilities consisted primarily of accounts payable of $80,619, derivative liability of $87,482, accrued interest of $3,233,848, and convertible notes payable of $1,173,281, net of unamortized debt discount of $8,985.

Nature – Discontinued Operations

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021

Net revenues	$–	$335,095
Cost of sales	–	207,133
Gross Profit	–	127,962
Operating expenses	–	474,726
Other expense	–	4,219
Net loss before income taxes	$–	$(350,983)

Net Revenues

Net revenues of $335,095 in customer purchases of our other products in the three months ended September 30, 2021.

Cost of Sales

Cost of sales of $207,133 in customer purchases of our other products in the three months ended September 30, 2021.

Operating Expenses

For the three months ended September 30, 2021, we had marketing expenses of $39,883 and general and administrative expenses of $434,843 primarily due to compensation costs of $168,381, consulting costs of $2,060, travel expenses of $1,904, operating lease costs of $59,240, professional fees of $26,410, shipping charges of $41,251, bad debt expense of $47,357, and general and administration costs of $88,240, as a result of discontinuing our Nature business.

Other Expense

Other expense for the three months ended September 30, 2021 totaled $4,219 primarily due to interest expense on notes payable.

Net loss before income taxes and discontinued operations

Net loss before income taxes and discontinued operations for the three months ended September 30, 2021 totaled $350,983 primarily due to revenue of $335,095 and (increases/decreases) in compensation costs, professional fees, consulting costs, marketing costs, operating lease costs, shipping charges, travel costs, bad debts, and general and administration costs.

Financial Condition - discontinued operations.

Total Assets.

Assets were $0 as of September 30, 2022.

Total Liabilities.

Liabilities were $0 as of September 30, 2022.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

The following discussion represents a comparison of our results of operations for the three months ended September 30, 2022 and 2021. The results of operations for the periods shown in our audited condensed consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

Thunder Energies – Continuing Operations

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Net revenues	$–	$–
Cost of sales	–	–
Gross Profit	–	–
Operating expenses	1,756,001	89,675
Other expense	1,550,659	1,607,931
Net loss before income taxes	$(3,306,660)	$(1,697,606)

Net Revenues

For the nine months ended September 30, 2022 and 2021, we had no revenues.

Cost of Sales

For the nine months ended September 30, 2022 and 2021, we had no cost of sales as we had no revenues.

Operating Expenses

For the nine months ended September 30, 2022 and 2021, we had operating expenses of $1,756,001 and $89,675, respectively. For the nine months ended September 30, 2022, we had advertising and marketing expenses of $4,743, stock based compensation of $1,410,000 and general and administrative expenses of $341,258 primarily due to consulting costs of $169,202, professional fees of $89,985, payroll costs of $50,000, investor relations costs of $21,500, and general and administration costs of $10,571, as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

Other Expense

Other expense for the nine months ended September 30, 2022 totaled $1,550,659 primarily due to interest expense in conjunction with debt discount of $232,891, the change in derivative liability of $4,078, interest expense on notes payable of $2,214,690, offset primarily by gain on extinguishment of debt in conjunction with change of control of $901,000. Other expense for the three months ended September 30, 2021 totaled $1,607,931 primarily due to interest expense in conjunction with debt discount of $331,388, the change in derivative liability of $41,923, impairment of assets of $510,182, and interest expense on notes payable of $808,284.

Net loss before income taxes and discontinued operations

Net loss before income taxes and discontinued operations for the nine months ended September 30, 2022 and 2021 totaled $3,306,660 and $1,697,606 primarily due other expense as described above.

Nature – Discontinued Operations

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Net revenues	$–	$3,777,276
Cost of sales	–	1,582,799
Gross Profit	–	2,194,477
Operating expenses	–	2,118,752
Other expense	–	24,751
Net profit before income taxes	$–	$50,973

Net Revenues

Net revenues of $3,777,276 in customer purchases of our other products in the nine months ended September 30, 2021.

Cost of Sales

Cost of sales of $1,582,799 in customer purchases of our other products in the nine months ended September 30, 2021.

Operating Expenses

For the nine months ended September 30, 2021, we had marketing expenses of $391,850 and general and administrative expenses of $1,726,902 primarily due to compensation costs of $766,858, consulting costs of $44,616, travel expenses of $15,194, operating lease costs of $128,122, professional fees of $90,582, depreciation and amortization costs of $52,714, investor relations costs of $1,200, shipping charges of $223,573, bad debt expense of $133,007, and general and administration costs of $271,036, as a result of discontinuing our Nature business.

Other Expense

Other expense for the nine months ended September 30, 2021 totaled $24,751 primarily due to interest expense on notes payable.

Net profit before income taxes and discontinued operations

Net profit before income taxes and discontinued operations for the nine months ended September 30, 2021 totaled $50,973 primarily due to revenue of $3,777,276 and (increases/decreases) in compensation costs, professional fees, consulting costs, marketing costs, operating lease costs, shipping charges, travel costs, bad debts, and general and administration costs.

Liquidity and Capital Resources.

General – Overall, we had an increase in cash flows of $29,949 in the nine months ended September 30, 2022 resulting from cash provided by financing activities of $430,000 offset primarily by cash used in operating activities of $400,051.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended September 30, 2022	Nine Months Ended September, 2021

Net cash provided by (used in):
Operating activities	$(400,051)	$82,644
Investing activities	–	(15,337)
Financing activities	430,000	(161,145)
Net increase (decrease) in cash	$29,949	$(93,838)

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Cash Flows from Operating Activities – For the nine months ended September 30, 2022, net cash used in operating activities was $400,051. Net cash used in operations was primarily due to a net loss of $3,306,660, and the changes in operating assets and liabilities of $2,159,140, primarily due to accrued interest of $2,214,692 and accounts payable of $9,648, offset primarily by deferred offering costs of $9,000, prepaid expenses of $30,000, and notes receivable – related party of $26,200. In addition, net cash provided by operating activities was offset primarily by adjustments to reconcile net loss from the accretion of the debt discount of $232,891, change in derivative liability of $4,078, the gain on disposal of discontinued operations of $901,000, stock based compensation of $1,410,000 and convertible note payable issued for services of $1,500.

For the nine months ended September 30, 2021, net cash provided by operating activities was $82,644. Net cash provided by operations was primarily due to net cash used in operating activities – discontinued activities of $87,203, offset primarily by net cash used in continuing operating activities of $4,559. Net cash used in continuing operating activities was primarily due to a net loss of $1,646,633, and the changes in operating assets and liabilities of $842,427, primarily due to accounts payable of $35,095 and accrued interest of $807,332. In addition, net cash provided by continuing operating activities was offset primarily by adjustments to reconcile net loss from the accretion of the debt discount of $331,388, the change in derivative liability of $41,923, and the impairment of assets of $510,182. Net cash provided by operating activities – discontinued activities was primarily due to the changes in operating assets and liabilities of $34,489, primarily due to accounts receivable of $68,403, inventories of $32,161, prepaid expenses of $189,550, accounts payable of $117,926, and accrued interest of $24,751, offset primarily by the net changes in customer advance payments of $372,240 and other current liabilities of $26,062. In addition, by net cash used in operating activities – discontinued activities was offset primarily by adjustments to reconcile net profit from depreciation expense of $44,959 and amortization expense of $7,755.

Cash Flows from Investing Activities – For the nine months ended September 30, 2022, net cash used in investing activities was $0. For the nine months ended September 30, 2021, net cash used in investing activities was $15,337 due to purchases of equipment.

Cash Flows from Financing Activities – For the nine months ended September 30, 2022, net cash used in financing activities was $430,000 due to proceeds from short-term convertible notes payable. For the nine months ended September 30, 2021, net cash used in financing activities was $161,145 due to repayments of short-term notes payable $51,545, repayments of loan payable to shareholder of $66,600, repayment of due from related party of $243,000, offset primarily by proceeds from long term notes payable of $200,000.

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

On April 6, 2022, the Company entered into a Consulting Agreement with Top Flight Development LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to a total of 15,000,000 common shares, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately and shall be paid $21,000 per month beginning on the first day of the month following the execution of the agreement. The Company paid Top Flight $67,400 and $105,000 during the three and nine months ended September 30, 2022, respectively, with a balance due of $7,400 as of September 30, 2022.

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

Convertible Note Payable

Short Term

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through March 31, 2023 for aggregate gross proceeds of $431,500 (including $1,500 against which services were received) during the three and nine months ended September 30, 2022. Subsequent to September 30, 2022, the Company offered and sold an additional $64,100 of the April 2022 Notes paying interest that varies from 0% to 8% per annum and are due and payable on various dates from December 31, 2022 through October 31, 2024. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share into the Company’s common stock if before any public offering. The Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

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

Investment in Fourth & One

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

On November 1, 2022, the Company and Fourth & One mutually agreed to terminate the Agreement and the Company was released from any obligations.

Employment Agreements

On March 1, 2022, as amended on October 1, 2022, Mr. Ricardo Haynes, the Company’s Chief Executive Officer and President (“CEO”) entered into an Employment Agreement with the Company. The Employment agreement terminates September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months’ notice. In addition, Mr. Haynes is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under this Employment agreement, the CEO will be entitled to the following:

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

On October 1, 2022, the Company entered into Employment Agreements with individuals for positions in the Company. Each of the Employment agreements shall begin October 1, 2022 and terminate September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months’ notice. In addition, each employee is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under these Employment agreements, each employee will be entitled to the following:

•	Ms. Tori White, Director Real Estate Development.
○	$24,000 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
○	4,800 RoRa Coins in possession of the Company.
•	Mr. Eric Collins, Chairman and Chief Operations Officer.
○	$12,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
○	2,500 RoRa Coins in possession of the Company.
•	Mr. Donald Keer, Corporate Counsel
o	$3,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
○	700 RoRa Coins in possession of the Company.
•	Mr. Lance Lehr, Chief Operating Officer
○	$2,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
○	500 RoRa Coins in possession of the Company.

The Company had been in discussions with the Shareholders for repayment of the Acquisition of Preferred Shares and finalized the Employment Agreements on October 1, 2022 for positions in the Company. As a result, the Company recorded the purchase price as compensation on March 1, 2022.

Consulting Agreements

On April 6, 2022, the Company entered into a Consulting Agreement with Top Flight Development LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to a total of 15,000,000 common shares, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately and shall be paid $21,000 per month beginning on the first day of the month following the execution of the agreement. The Company paid Top Flight $67,400 and $105,000 during the three and nine months ended September 30, 2022, respectively, with a balance due of $7,400 as of September 30, 2022.

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

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2022.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $5,327,124 and $2,020,464 at September 30, 2022 and December 31, 2021, respectively, had a working capital deficit of $4,480,081 and $2,583,421 at September 30, 2022 and December 31, 2021, respectively, had net losses of $1,313,773 and $3,306,660, and $1,323,024 and $1,646,633 for the three and nine months ended September 30, 2022 and 2021, respectively, and net cash used in operating activities of $400,051 and net cash provided by operating activities of $82,644 for the nine months ended September 30, 2022 and 2021, respectively, with limited revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $87,482 as of September 30, 2022, and recorded a change in derivative liability of $5,455 and $4,078, and $38,673 and $41,923 during the three and nine months ended September 30, 2022 and 2021, respectively.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the years ended December 31, 2021 and 2020, and the three-month periods ended March 31, 2022 and 2021, the Convertible Notes Payable were in default. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $7,602 and $22,486, and $7,568 and $22,450 during the three and nine months ended September 30, 2022 and 2021, respectively.

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

The principal balance due at September 30, 2022 is $220,000 and is presented as a short-term liability in the balance sheet. The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions to restructure the terms of the note.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the years ended December 31, 2021 and 2020, and the three-month periods ended March 31, 2022 and 2021, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. In exchange for the Agreement, the Company agreed to pay a one-time interest charge of $11,680 in the year ended December 31, 2021. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $15,402 and $43,419, and $0 and $0 during the three and nine months ended September 30, 2022 and 2021, respectively.

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

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the years ended December 31, 2021 and 2020, and the three-month periods ended March 31, 2022 and 2021, the Convertible Notes Payable were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. The Company is currently in discussions to restructure the terms of the note and recorded default interest of $28,285 and $79,720 during the three and nine months ended September 30, 2022 and 2021, respectively.

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through March 31, 2023 for aggregate gross proceeds of $431,500 (including $1,500 against which services were received) during the three and nine months ended September 30, 2022. Subsequent to September 30, 2022, the Company offered and sold an additional $64,100 of the April 2022 Notes paying interest that varies from 0% to 8% per annum and are due and payable on various dates from December 31, 2022 through October 31, 2024. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share into the Company’s common stock if before any public offering. The Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

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

Investment in Fourth & One

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

On November 1, 2022, the Company and Fourth & One mutually agreed to terminate the Agreement and the Company was released from any obligations.

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

Employment Agreements

On March 1, 2022, as amended on October 1, 2022, Mr. Ricardo Haynes, the Company’s Chief Executive Officer and President (“CEO”) entered into an Employment Agreement with the Company. The Employment agreement terminates September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months’ notice. In addition, Mr. Haynes is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under this Employment agreement, the CEO will be entitled to the following:

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

On October 1, 2022, the Company entered into Employment Agreements with individuals for positions in the Company. Each of the Employment agreements shall begin October 1, 2022 and terminate September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months’ notice. In addition, each employee is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under these Employment agreements, each employee will be entitled to the following:

•	Ms. Tori White, Director Real Estate Development.
○	$24,000 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
○	4,800 RoRa Coins in possession of the Company.
•	Mr. Eric Collins, Chairman and Chief Operations Officer.
○	$12,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
○	2,500 RoRa Coins in possession of the Company.
•	Mr. Donald Keer, Corporate Counsel
○	$3,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
○	700 RoRa Coins in possession of the Company.
•	Mr. Lance Lehr, Chief Operating Officer
○	$2,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
○	500 RoRa Coins in possession of the Company.

The Company had been in discussions with the Shareholders for repayment of the Acquisition of Preferred Shares and finalized the Employment Agreements on October 1, 2022 for positions in the Company. As a result, the Company recorded the purchase price as compensation on March 1, 2022 (see Note 1).

Consulting Agreements

On April 6, 2022, the Company entered into a Consulting Agreement with Top Flight Development LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to a total of 15,000,000 common shares, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately and shall be paid $21,000 per month beginning on the first day of the month following the execution of the agreement. The Company paid Top Flight $67,400 and $105,000 during the three and nine months ended September 30, 2022, respectively, with a balance due of $7,400 as of September 30, 2022.

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of September 30, 2022, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

The remediation efforts set out herein will be implemented in the 2023 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the three and nine months ended September 30, 2022 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three and nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 1, 2022, the Company and Fourth & One mutually agreed to terminate the Agreement and the Company was released from any obligations.

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

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Ricardo Haynes	Principal Executive Officer, Principal Accounting Officer, Chairman of the Board of Directors	December 14, 2022
Ricardo Haynes

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

