Form 10-K
period 2022-12-31
Thunder Energies Corp
filed 2023-03-31
CIK 1524872

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐Yes     ☒ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $1,603,823. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the issuer’s Common Stock, $0.001 par value, as of March 31, 2023 was 89,140,735 shares.

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

(1) The Company has included due to related party of $169,744 within the impairment charge above as these amounts have been used to settle the assets, as impaired, which have been commandeered, discarded, destroyed and taken possession of by the defendant. This amount related to the working capital loan taken from the defendants.

(2) On October 22, 2021 the Company entered into a lease termination agreement (“Termination Agreement”) with Canal Park Office to terminate the Company’s North Miami Beach, Florida office space. The Termination Agreement allows Canal Park Office to retain the security deposit of $24,799 and to be paid $21,000. The Company was released from any other obligations.

(3) In December 2021, the Company confirmed with the landlord that as of that time and on a going forward basis, the Company has no rental obligation, or past due rental obligation or any other related liability on its office/ warehouse space located at 3017 Greene Street, Hollywood, Florida.

On February 28, 2022, as part of acquisition of TNRG Preferred Stock with Bear Village, other than liabilities specifically identified in the acquisition, no debt or liability is assumed by the Purchaser (see Note 1 to the audited consolidated financial statements).

iii

THUNDER ENERGIES CORPORATION

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2022

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

On March 24, 2020, the note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of December 31, 2022.

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

As part of the Purchase on April 13, 2022, Mr. Shvo submitted 55,000,000 shares of restricted common stock to the Company’s treasury for cancellation.

The purchase price of $50,000 for the Preferred Stock was paid in cash. The consideration for the purchase was provided to the Seller by the Company on behalf of the Purchasers. The Company had been in discussions with the Purchasers for repayment and finalized the Employment Agreements (“Employment Agreements”) on October 1, 2022 for positions in the Company. As a result, the Company recorded the purchase price as compensation on March 1, 2022. The Purchase of the Preferred Stock was the result of a privately negotiated transaction which consummation resulted in a change of control of the Registrant.

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

Recent Developments

During February and March 2023, holders of 64,000,000 shares of common stock (57,000,000 shares from related parties and 7,000,000 shares third parties) elected to exchange these shares for an aggregate of 64,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock

On January 19, 2023, the Company initiated a Reg A Tier II offering of up to 75,000,000 of the Company’s common stock at $5.00 per share. The Company expects that, not including state filing fees, the amount of expenses of the offering that it will pay will be approximately $3,700,000 based on the maximum number of shares sold in this offering.

On January 5, 2023, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One, LLC (“Fourth & One”) with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WC Mine Holdings, LLC (“WCMH”) giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000 for the Kinsley Mountain mineral, resources, and water rights. The preliminary appraisal of the property is estimated at approximately $33 million. TNRG recently engaged three licensed geologists to assess the preliminary value of the minerals at Kinsley Mountain on the 4 patented and 98 unpatented claims by drone surveillance, a small collection of surface samples and historical information at Kinsley Mountain and neighboring geological formations. The Kinsley project is located in the Kinsley Mountains in Elko and White Pine counties, northeastern Nevada, approximately 150 kilometers northeast of Ely, Nevada, and 83 kilometers southwest of West Wendover, Nevada. Access is via paved U.S. Highway Alternate 93 to approximately 65 kilometers southwest of the town of West Wendover, Nevada, and then south for 18 kilometers on an improved gravel road, known as the Kinsley Mountain mine road, to the project site. The approximate geographic center of the Kinsley project is 40° 09′ N latitude and 114° 20′ W longitude.

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner.

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus based of $1,200,000 resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights.

	•	a total of 28,000,000 common shares, vesting immediately, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in July 2023.

	•	a total of 5,000,000 common shares, vesting immediately, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur in July 2023.

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the year ended December 31, 2022.

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

On October 22, 2021, the Company entered into a lease termination agreement (“Termination Agreement”) with Canal Park Office to terminate the Company’s North Miami Beach, Florida office space. The Termination Agreement allows Canal Park Office to retain the security deposit of $24,799 and to be paid $21,000. The Company was released from any other obligations.

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

On November 23, 2022 (“Settlement Date”), Mr. Shvo settled with First Capital Venture on behalf of the Defendants for $11,500 to be paid within ten (10) days from the Settlement Date. On November 23, 2022, the settlement payment of $11,500 was paid.

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

(2) On October 22, 2021, the Company entered into a lease termination agreement (“Termination Agreement”) with Canal Park Office to terminate the Company’s North Miami Beach, Florida office space. The Termination Agreement allows Canal Park Office to retain the security deposit of $24,799 and to be paid $21,000. The Company was released from any other obligations.

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

The complaint alleged that the Plaintiff paid Nature a deposit of $50,000 for the delivery of Nature products. According to the Complaint, Nature delivered $6,188 of the product but failed to deliver the remaining $43,812 of product.

Plaintiff demanded that the remainder of the product order be canceled and the refund of $43,812 be issued. In addition, the Plaintiff sought prejudgment interest and costs of this action.

This contingency remained with Nature and is not a contingency of the Company per the Bear Village acquisition (see Note 1).

Home Remedies CBD – Discontinued Operations

On November 23, 2021, Home Remedies CBD, LLC (“Plaintiff”) filed a complaint against TheHemplug LLC (“THP”) in the pending 3rd Judicial Circuit Court in and for Wayne County, Michigan, (the “Michigan Court”), Case Number CACE-21-016306-CB (the “Complaint”).

The complaint alleged that the Plaintiff paid Nature a deposit of $60,030 for the delivery of THP products. According to the Complaint, Nature delivered $27,600 of the product but failed to deliver the remaining $32,430 of product. In addition, Plaintiff returned $4,575 of product to correct the labeling and that THP failed to correct the labeling and return the product to Plaintiff.

Plaintiff demanded that the remainder of the product order be canceled and a refund of $37,005. In addition, the Plaintiff sought prejudgment interest and costs of this action.

On July 19, 2022, THP agreed to pay Plaintiff a settlement of $15,000. This contingency remained with Nature and is not a contingency of the Company per the Bear Village acquisition (see Note 1).

Item 4. Mine Safety Disclosures.

There is no information required to be disclosed by us under this Item.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

We are presently traded on the OTC Pink Market under the ticker symbol TNRG. As of March 31, 2023, there are 89,140,735 shares of our Common Stock issued and outstanding. Our stock has been thinly traded during the past two fiscal years. Moreover, we do not believe that any institutional or other large-scale trading of our stock has occurred or will in fact occur in the near future unless we are successful in funding and implementing our business plan, are successful in returning to the NASDAQ Exchange, or both. The following table sets forth information as reported by the OTC Markets Group for the high and low bid and ask prices for each of the eight quarters ending December 31, 2022. The following prices reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transactions.

	High	Low
Quarters ending in 2022
March 31	$0.0489	$0.025
June 30	0.14	0.023
September 30	0.05	0.05
December 31	$0.095	$0.0002
Quarters ending in 2021
March 31	$0.32	$0.047
June 30	0.20	0.058
September 30	0.20	0.028
December 31	$0.092	$0.016

(b) Holders

As of December 31, 2022, the Company had 74 certificate holders of record. This number includes one position at Cede & Co., of which Company principals are not aware how many shareholders hold the shares in street name. The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

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

Recent Sales of Unregistered Securities.

On March 1, 2022, as amended on October 1, 2022 and December 28, 2022, the Company entered into an Employment Agreement with Mr. Ricardo Haynes whereby Mr. Haynes became the sole Director, CEO and Chairman of the Board, and the acting sole officer of the Company. The Employment Agreement is in effect until September 30, 2027. Under this Employment Agreement, Mr. Haynes will be entitled to a total of 25,000,000 common shares, vesting immediately, valued at $750,000 (based on the Company’s stock price on the date of issuance).

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to a total of 15,000,000 common shares, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately.

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

In conjunction with the December 2, 2022 Consulting Agreement with Top Flight, a total of 5,000,000 common shares were issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team.

In conjunction with the December 2, 2022 Consulting Agreement with Top Flight, a total of 12,000,000 common shares were issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately, resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights.

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

On March 24, 2020, the note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of December 31, 2022.

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

As part of the Purchase on April 13, 2022, Mr. Shvo submitted 55,000,000 shares of restricted common stock to the Company’s treasury for cancellation, in consideration for the transfer to him by TNRG of all of the issued and outstanding membership interests, assets and liabilities of Nature and THEHEMPLUG, LLC a Florida limited liability company (“HP”), both of which are wholly-owned subsidiaries of TNRG.

The purchase price of $50,000 for the Preferred Stock was paid in cash. The consideration for the purchase was provided to the Seller by the Company on behalf of the Purchasers. The Company had been in discussions with the Purchasers for repayment and finalized the Employment Agreements (“Employment Agreements”) on October 1, 2022 for positions in the Company. As a result, the Company recorded the purchase price as compensation on March 1, 2022. The Purchase of the Preferred Stock was the result of a privately negotiated transaction which consummation resulted in a change of control of the Registrant.

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

Recent Developments

Convertible Note Payable

Short Term

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through October 31, 2024 for aggregate gross proceeds of $825,600 (including $1,500 against which services were received) during the year ended December 31, 2022. Subsequent to December 31, 2022, the Company offered and sold an additional $306,200 of the April 2022 Notes bearing no interest and are due and payable on various dates from June 30, 2023 through September 30, 2023. In addition, two notes totaling $300,000 issued in December 2022 and January 2023 allows for the repurchase of up to a total of 200,000 converted common shares at $2.50 per share should the Company fail to meet the Reg A Tier II offering of $5.00 per share. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share for notes amounting to $598,600 and $0.70 per share for notes amounting to $227,000 into the Company’s common stock if before any public offering. The Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

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

As of March 31, 2023, the Company has not repaid April 2022 Notes convertible notes totaling $431,500 with maturity dates of December 31, 2022 through March 31, 2023 and these convertible notes are now in default. The Company is currently in discussions with the note holders to convert the April 2022 Notes into the Company’s common stock upon the Company’s Reg A being declared effective.

$40,000,000 Convertible Note

On May 13, 2022, as amended, the Company issued a convertible promissory note to Turvata Holdings Limited in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The Holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. The Convertible Promissory Note shall not be enforceable until such time as the Holder's consideration, RoRa Prime Coin is " live" on a US exchange and available through a mutually agreed upon cryptocurrency wallet such as NyX, Exodus, Ledger, TREZOR Model T Wallet, ZenGo, or Atomic. The parties agree to establish a time is of the essence date of May 1,2023 for Holder to meet the " live" requirement. Should Holder not meet the " live" requirement by May 1, 2023, then Borrower shall return all RoRa Prime Coins and Holder shall release all claims on any shares or Convertible Promissory Note. Conversion rights shall not vest until such time as the holder’s consideration, Coins, are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. The Coins are expected to go live in 2023. The Note shall not be enforceable until such time as the Coin is "live" on a US exchange and available through a mutually agreed upon cryptocurrency wallet. The parties agree to establish a time is of the essence date of May 1, 2023 for Holder to meet the "live" requirement. Should Holder not meet the "live" requirement by May 1, 2023, then Borrower shall return all RoRa Prime Coins and Holder shall release all claims on any shares or Convertible Promissory Note. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

Investment in WC Mine Holdings

On January 5, 2023, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One, LLC (“Fourth & One”) with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WC Mine Holdings, LLC (“WCMH”) giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000 for the Kinsley Mountain mineral, resources, and water rights. The preliminary appraisal of the property value is estimated at approximately $33 million. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime digital coins (“Coins”), valued at $1,450,000. The promissory note provides for no interest and matured on March 31, 2023 (“Maturity Date”). In addition, the promissory note provides that the Company may convert all amounts at any time prior to the Maturity Date and after gaining approval by the Securities and Exchange Commission of the Company’s REG A II $3 per share Offering and Fourth & One may convert all amounts into common stock prior to the Maturity Date at a conversion price of $2.00 per share. The Agreement also provides that should Fourth & One not be able to convert the Coins on or before June 1, 2023 at a conversion ratio of $800 per Coin, the Company will purchase all of the Coins for a total of $1,600,000 (2,000 Coins at $800 per Coin) on June 1, 2023. The Company is currently in discussions with Fourth & One to convert the promissory note into the Company’s common stock.

Employment Agreements

On March 1, 2022, as amended on October 1, 2022 and December 28, 2022, Mr. Ricardo Haynes, the Company’s Chief Executive Officer and President (“CEO”) entered into an Employment Agreement with the Company. The Employment agreement terminates September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months’ notice. In addition, Mr. Haynes is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under this Employment agreement, the CEO will be entitled to the following:

•	$5,700 for services performed from March 1, 2022 – June 30, 2022.
•	Lump Sum payment of $21,299 for services from July 1, 2022 – December 31, 2022.
•	Base salary of $11,000 per month paid on a bi-weekly basis starting January 2, 2023.
•	Bonus of $14,201 was paid in November and December 2022.
•	Automobile allowance of $1,500 per month starting January 2, 2023.
•	25,000,000 shares of TNRG common stock in the Company which vest immediately.
•	7,500,000 newly issued Preferred A shares of TNRG stock CUSIP (88604Y209) Cert No. 400002.
•	750 newly issued Preferred B shares of TNRG stock CUSIP (88604Y209), Cert. No. 500002.
•	1,500 newly issued Preferred C shares of TNRG stock CUSIP (8860Y209), Cert No. 600002.
•	$7,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
•	1,500 RoRa Coins in possession of the Company.

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

Consulting Agreements

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus based of $1,200,000 resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights.

	•	a total of 28,000,000 common shares, vesting immediately, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in July 2023.

	•	a total of 5,000,000 common shares, vesting immediately, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur in July 2023.

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the year ended December 31, 2022.

During the years ended December 31, 2022 and 2021, the Company paid Top Flight $320,600 and $0, respectively, with a balance due of $247,000 as of December 31, 2022.

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

Sponsorship Agreement

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner.

Preferred Stock

During February and March 2023, holders of 64,000,000 shares of common stock (57,000,000 shares from related parties and 7,000,000 shares third parties) elected to exchange these shares for an aggregate of 64,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

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

Results of Operations for the Years Ended December 31, 2022 and December 31, 2021

Thunder Energies – Continuing Operations

	Year Ended December 31, 2022	Year Ended December 31, 2021

Net revenues	$–	$–
Cost of sales	–	–
Gross Profit	–	–
Operating expenses	2,386,303	128,900
Other expense	3,080,170	1,126,998
Net loss before income taxes	$(5,466,473)	$(1,255,898)

Net Revenues

For the years ended December 31, 2022 and 2021, we had no revenues.

Cost of Sales

For the years ended December 31, 2022 and 2021, we had no cost of sales as we had no revenues.

Operating Expenses

For the years ended December 31, 2022 and 2021, we had operating expenses of $2,386,303 and $128,900, respectively For the year ended December 31, 2022, we had advertising and marketing expenses of $43,957, stock based compensation costs of $1,411,000, and general and administrative expenses of $931,346 primarily consisting of professional fees of $149,159, compensation costs of $50,000, consulting costs of $691,186, investor relations costs of $25,339, and general and administration costs of $15,662, as a result of adding administrative infrastructure for our anticipated business development. In 2022, the Company has incurred professional fees (primarily legal and audit fees), incurred compensation for its CEO, incurred consulting costs (primarily for public relations and brand awareness), had investor relations costs. For the year ended December 31, 2021, we had professional fees of $128,900.

Other Expense

Other expense for the year ended December 31, 2022 totaled $3,080,170 primarily consisting of interest expense in conjunction with debt discount of $241,876, the change in derivative liability of $2,186, interest expense on notes payable of $3,737,108, offset primarily by the reversal of the impairment charge of $901,000 initially recorded in 2021 but reversed in the current year pursuant to the acquisition of the Company by Bear Village, Inc.

Other expense for the year ended December 31, 2021 totaled $1,126,998 primarily consisting of interest expense in conjunction with debt discount of $509,950, the change in derivative liability of $40,776, interest expense on notes payable of $1,279,622, offset primarily by a gain on extinguishment of debt of $621,798.

Net loss before income taxes and discontinued operations

Net loss before income taxes and discontinued operations for the years ended December 31, 2022 and 2021 totaled $5,466,473 and $1,255,898, respectively, primarily representing the operating and other expense as described above.

Financial Condition.

Total Assets.

Assets were $145,892 as of December 31, 2022. Assets were cash of $48,881, notes receivable – related party of $26,200 (due from Bear Village), deferred offering costs of $9,000, and prepaid expenses of $61,811.

Total Liabilities.

Liabilities were $6,784,786 as of December 31, 2022. Liabilities consisted primarily of accounts payable of $82,819, derivative liability of $85,590, accrued expenses of $283,745, accrued interest of $4,756,266, and convertible notes payable of $1,576,366.

Nature Consulting, LLC – Discontinued Operations

	Year Ended December 31, 2022	Year Ended December 31, 2021

Net revenues	$–	$3,750,519
Cost of sales	–	1,574,770
Gross Profit	–	2,175,749
Operating expenses	–	2,268,388
Other expense	–	24,013
Net loss before income taxes	$–	$(116,652)

Net Revenues

Net revenues of $3,750,519 represent customer purchases of our other products in the year ended December 31, 2021.

Cost of Sales

Cost of sales of $1,574,770 in customer purchases of our other products in the year ended December 31, 2021.

Operating Expenses

For the year ended December 31, 2021, we had marketing expenses of $392,171 and general and administrative expenses of $1,876,217, primarily consisting of compensation costs of $845,818, consulting costs of $49,908, travel expenses of $15,194, operating lease costs of $102,280, professional fees of $161,364, depreciation and amortization costs of $52,714, bad debt expenses of $133,007, investor relations costs of $1,200, shipping charges of $239,539, and general and administration costs of $275,193 as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

Other Expense

Other expense for the year ended December 31, 2021 totaled $24,013 primarily consisted of interest expense on notes payable of $28,962, impairment of assets of $195,347, offset partially by other income of $200,296.

Net loss before income taxes and discontinued operations

Net loss before income taxes and discontinued operations for the year ended December 31, 2021 totaled $116,652 primarily due to revenue of $3,750,519 and (increases/decreases) in compensation costs, professional fees, consulting costs, marketing costs, operating lease costs, shipping charges, travel costs, bad debts, and general and administration costs.

Financial Condition.

Total Assets.

Assets were $0 as of December 31, 2021.

Total Liabilities.

Liabilities were $901,000 as of December 31, 2021. Liabilities consisted primarily of accounts payable of $386,129, due to related party of $72,743, customer advance payments of $203,518, short term notes payable of $149,490, and accrued interest of $89,120.

Liquidity and Capital Resources.

General – Overall, we had an increase in cash flows of $48,881 in the year ended December 31, 2022 resulting from cash provided by financing activities of $824,100, and offset primarily by cash used in operating activities of $775,219.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended December 31, 2022	Year Ended December 31, 2021

Net cash provided by (used in):
Operating activities	$(775,219)	$80,784
Investing activities	–	(15,337)
Financing activities	824,100	(162,950)
Net increase (decrease) in cash	$48,881	$(97,503)

Years Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Cash Flows from Operating Activities – For the year ended December 31, 2022, net cash used in operating activities was $775,219. Net cash used in operations was primarily due to a net loss of $5,466,473, and the changes in operating assets and liabilities of $3,935,692, primarily due to the net changes in accrued interest of $3,737,110, accounts payable of $11,848, and accrued expenses of $283,745, offset primarily by the change in notes receivable – related party of $26,200, deferred offering costs of $9,000, and prepaid expenses of $61,811. In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net loss from the accretion of the debt discount of $241,876, change in derivative liability of $2,186, the gain on disposal of discontinued operations of $901,000, stock based compensation of $1,411,000 and convertible note payable issued for services of $1,500.

For the year ended December 31, 2021, net cash provided by operating activities was $80,784. Net cash provided by operations was primarily due to net cash used in operating activities – discontinued activities of $78,222, offset primarily by net cash used in continuing operating activities of $197,438. Net cash used in continuing operating activities was primarily due to a net loss of $1,372,550, and the changes in operating assets and liabilities of $1,332,389, primarily due to accounts payable of $53,720 and accrued interest of $1,278,669. In addition, net cash provided by continuing operating activities was offset primarily by adjustments to reconcile net loss from the accretion of the debt discount of $509,950, the change in derivative liability of $40,776, the impairment of assets of $195,347, and the gain on extinguishment of debt of $621,798. Net cash provided by operating activities – discontinued activities was primarily due to the changes in operating assets and liabilities of $225,508, primarily due to accounts receivable of $68,403, inventories of $32,161, prepaid expenses of $189,550, accounts payable of $251,234, and accrued interest of $28,962, offset primarily by the net changes in customer advance payments of $318,740 and other current liabilities of $26,062. In addition, by net cash used in operating activities – discontinued activities was offset primarily by adjustments to reconcile net profit from depreciation expense of $44,959, amortization expense of $7,755, and the forgiveness of a PPP loan of $200,000.

Cash Flows from Investing Activities – For the year ended December 31, 2022, net cash used in investing activities was $0. For the year ended December 31, 2021, net cash used in investing activities was $15,337 due to purchases of equipment.

Cash Flows from Financing Activities – For the year ended December 31, 2022, net cash provided by financing activities was $824,100 due to proceeds from short term convertible notes payable. For the year ended December 31, 2021, net cash used in financing activities was $162,950 due to proceeds from PPP loan payable of $200,000, repayments from loan payable to shareholder of $68,405, repayments of short term notes payable of $51,545, and repayments of short term notes payable - related party of $243,000.

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

Common Stock

As part of the Purchase on April 13, 2022, Mr. Shvo submitted 55,000,000 shares of restricted common stock to the Company’s treasury for cancellation, in consideration for the transfer to him by TNRG of all of the issued and outstanding membership interests, assets and liabilities of Nature and HP, both of which are wholly-owned subsidiaries of TNRG.

On March 1, 2022, as amended on October 1, 2022 and December 28, 2022, the Company entered into an Employment Agreement with Mr. Ricardo Haynes whereby Mr. Haynes became the sole Director, CEO and Chairman of the Board, and the acting sole officer of the Company. The Employment Agreement is in effect until September 30, 2027. Under this Employment Agreement, Mr. Haynes will be entitled to a total of 25,000,000 common shares, vesting immediately, valued at $750,000 (based on the Company’s stock price on the date of issuance).

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus based of $1,200,000 resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights.

	•	a total of 28,000,000 common shares, vesting immediately, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in July 2023.

	•	a total of 5,000,000 common shares, vesting immediately, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur in July 2023.

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

Preferred Stock

During February and March 2023, holders of 64,000,000 shares of common stock (57,000,000 shares from related parties and 7,000,000 shares third parties) elected to exchange these shares for an aggregate of 64,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

Convertible Note Payable

Short Term

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through October 31, 2024 for aggregate gross proceeds of $825,600 (including $1,500 against which services were received) during the year ended December 31, 2022. Subsequent to December 31, 2022, the Company offered and sold an additional $306,200 of the April 2022 Notes bearing no interest and are due and payable on various dates from June 30, 2023 through September 30, 2023. In addition, two notes totaling $300,000 issued in December 2022 and January 2023 allows for the repurchase of up to a total of 200,000 converted common shares at $2.50 per share should the Company fail to meet the Reg A Tier II offering of $5.00 per share. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $$0.07 per share for notes amounting to $598,600 and $0.70 per share for notes amounting to $227,000 into the Company’s common stock if before any public offering. The Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

As of March 31, 2023, the Company has not repaid April 2022 Notes convertible notes totaling $431,500 with maturity dates of December 31, 2022 through March 31, 2023 and these convertible notes are now in default. The Company is currently in discussions with the note holders to convert the April 2022 Notes into the Company’s common stock upon the Company’s Reg A being declared effective.

$40,000,000 Convertible Note

On May 13, 2022, as amended, the Company issued a convertible promissory note to Turvata Holdings Limited in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The Holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. The Convertible Promissory Note shall not be enforceable until such time as the Holder's consideration, RoRa Prime Coin is " live" on a US exchange and available through a mutually agreed upon cryptocurrency wallet such as NyX, Exodus, Ledger, TREZOR Model T Wallet, ZenGo, or Atomic. The parties agree to establish a time is of the essence date of May 1,2023 for Holder to meet the " live" requirement. Should Holder not meet the " live" requirement by May 1, 2023, then Borrower shall return all RoRa Prime Coins and Holder shall release all claims on any shares or Convertible Promissory Note. Conversion rights shall not vest until such time as the holder’s consideration, Coins, are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. The Coins are expected to go live in 2023. The Note shall not be enforceable until such time as the Coin is "live" on a US exchange and available through a mutually agreed upon cryptocurrency wallet. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above.

As a result of the failure to timely file our Form 10-Q for the three-month periods ended June 30, 2022 and September 30, 2022, the convertible promissory note was in default. On June 30, 2022, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the convertible promissory note related to the Company’s failure to timely file its 10-K for the year ended December 31, 2021, and Form 10-Q for the three-month periods ended March 31, 2022, June 30, 2022, and September 30, 2022.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

Investment in WC Mine Holdings

On September 8, 2022, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One, LLC (“Fourth & One”) with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WC Mine Holdings, LLC (“WCMH”) giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000 for the Kinsley Mountain mineral, resources, and water rights. The preliminary appraisal of the property value is estimated at approximately $33 million. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime digital coins (“Coins”), valued at $1,450,000. The promissory note provides for no interest and matures on October 31, 2022 (“Maturity Date”). In addition, the promissory note provides that the Company may convert all amounts at any time prior to the Maturity Date and after gaining approval by the Securities and Exchange Commission of the Company’s REG A II Offering and Fourth & One may convert all amounts into common stock prior to the Maturity Date at a conversion price of $2.00 per share. The Agreement also provides that should Fourth & One not be able to convert the Coins on or before October 31, 2022 at a conversion ratio of $800 per Coin, the Company will purchase all of the Coins for a total of $1,600,000 (2,000 Coins at $800 per Coin) on October 31, 2022.

On November 1, 2022, the Company and Fourth & One mutually agreed to terminate the Agreement and the Company was released from any obligations.

On January 5, 2023, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One, LLC (“Fourth & One”) with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WC Mine Holdings, LLC (“WCMH”) giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000 for the Kinsley Mountain mineral, resources, and water rights. The preliminary appraisal of the property is estimated at approximately $33 million. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime digital coins (“Coins”), valued at $1,450,000. The promissory note provides for no interest and matured on March 31, 2023 (“Maturity Date”). In addition, the promissory note provides that the Company may convert all amounts at any time prior to the Maturity Date and after gaining approval by the Securities and Exchange Commission of the Company’s REG A II $3 per share Offering and Fourth & One may convert all amounts into common stock prior to the Maturity Date at a conversion price of $2.00 per share. The Agreement also provides that should Fourth & One not be able to convert the Coins on or before June 1, 2023 at a conversion ratio of $800 per Coin, the Company will purchase all of the Coins for a total of $1,600,000 (2,000 Coins at $800 per Coin) on June 1, 2023. The Company is currently in discussions with Fourth & One to convert the promissory note into the Company’s common stock.

Employment Agreements

On March 1, 2022, as amended on October 1, 2022 and December 28, 2022, Mr. Ricardo Haynes, the sole Director, CEO and Chairman of the Board, and the acting sole officer of the Company entered into an Employment Agreement with the Company. The Employment agreement terminates September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months’ notice. In addition, Mr. Haynes is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under this Employment agreement, the CEO will be entitled to the following:

•	$5,700 for services performed from March 1, 2022 – June 30, 2022.
•	Lump Sum payment of $21,299 for services from July 1, 2022 – December 31, 2022.

•	Base salary of $11,000 per month paid on a bi-weekly basis starting January 2, 2023.
•	Bonus of $14,201 was paid in November and December 2022.
•	Automobile allowance of $1,500 per month starting January 2, 2023.
•	25,000,000 shares of TNRG common stock in the Company which vest immediately.
•	7,500,000 newly issued Preferred A shares of TNRG stock CUSIP (88604Y209) Cert No. 400002.
•	750 newly issued Preferred B shares of TNRG stock CUSIP (88604Y209), Cert. No. 500002.
•	1,500 newly issued Preferred C shares of TNRG stock CUSIP (8860Y209), Cert No. 600002.
•	$7,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
•	1,500 RoRa Coins in possession of the Company.

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

The Company had been in discussions with the Shareholders for repayment by them of the Acquisition of Preferred Shares and finalized the Employment Agreements on October 1, 2022 for positions in the Company. As a result, the Company recorded the purchase price payable by these employees as compensation on March 1, 2022.

Consulting Agreements

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus based of $1,200,000 resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights.

	•	a total of 28,000,000 common shares, vesting immediately, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in July 2023.

	•	a total of 5,000,000 common shares, vesting immediately, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur in July 2023.

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the year ended December 31, 2022.

During the years ended December 31, 2022 and 2021, the Company paid Top Flight $320,600 and $0, respectively, with a balance due of $247,000 as of December 31, 2022.

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

Sponsorship Agreement

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2022.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $7,486,937 and $2,020,464 at December 31, 2022 and 2021, respectively, had a working capital deficit of $6,630,894 and $2,583,421 at December 31, 2022 and 2021, respectively, had net losses of $5,466,473 and $1,372,550 for the years ended December 31, 2022 and 2021, with limited revenue earned since inception, no current revenue generating operations, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

On March 24, 2020, the note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of December 31, 2022.

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $85,590 and 83,404 as at December 31, 2022 and 2021 and, recorded a change in derivative liability of $2,186 and $(40,776) during the years ended December 31, 2022 and 2021, respectively.

As a result of the failure to timely file our Form 10-Q for the three-month periods ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. The Company recorded default interest of $22,452 and $22,450 during the years ended December 31, 2022 and 2021, respectively.

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions with the note holder to convert the GHS Note into the Company’s common stock upon the Company’s Reg A being declared effective.

$220,000 Note

On September 21, 2020, the Company issued a convertible promissory note in the principal amount of $220,000. The convertible promissory note bears interest at 8% per annum and is due and payable in twenty-four (24) months. The holder of this note has the right, at the holder's option, upon the consummation of a sale of all or substantially all of the equity interest in the Company or private placement transaction of the Company's equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.05 per share. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above. The principal balance due at December 31, 2022 is $220,000 and is presented as a short-term liability in the balance sheet.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. In exchange for the Agreement, the Company agreed to pay a one-time interest charge of $11,680 in the year ended December 31, 2021. The Company recorded default interest of $43,419 and $12,708 during the years ended December 31, 2022 and 2021, respectively.

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions with the note holder to convert the Note into the Company’s common stock upon the Company’s Reg A being declared effective.

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

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, and the three-month periods ended March 31, 2022 and 2021, the Convertible Notes Payable were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. The Company recorded default interest of $79,767 and $23,321 during the years ended December 31, 2022 and 2021, respectively.

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions with the note holder to convert the Note into the Company’s common stock upon the Company’s Reg A being declared effective.

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through October 31, 2024 for aggregate gross proceeds of $825,600 (including $1,500 against which services were received) during the year ended December 31, 2022. Subsequent to December 31, 2022, the Company offered and sold an additional $306,200 of the April 2022 Notes bearing no interest and are due and payable on various dates from June 30, 2023 through September 30, 2023. In addition, two notes totaling $300,000 issued in December 2022 and January 2023 allows for the repurchase of up to a total of 200,000 converted common shares at $2.50 per share should the Company fail to meet the Reg A Tier II offering of $5.00 per share. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share for notes amounting to $598,600 and $0.70 per share for notes amounting to $227,000 into the Company’s common stock if before any public offering. The Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

As of March 31, 2023, the Company has not repaid April 2022 Notes convertible notes totaling $431,500 with maturity dates of December 31, 2022 through March 31, 2023 and these convertible notes are now in default. The Company is currently in discussions with the note holders to convert the April 2022 Notes into the Company’s common stock upon the Company’s Reg A being declared effective.

$40,000,000 Convertible Note

On May 13, 2022, as amended, the Company issued a convertible promissory note to Turvata Holdings Limited in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The Holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. The Convertible Promissory Note shall not be enforceable until such time as the Holder's consideration, RoRa Prime Coin is " live" on a US exchange and available through a mutually agreed upon cryptocurrency wallet such as NyX, Exodus, Ledger, TREZOR Model T Wallet, ZenGo, or Atomic. The parties agree to establish a time is of the essence date of May 1,2023 for Holder to meet the " live" requirement. Should Holder not meet the " live" requirement by May 1, 2023, then Borrower shall return all RoRa Prime Coins and Holder shall release all claims on any shares or Convertible Promissory Note. Conversion rights shall not vest until such time as the holder’s consideration, Coins, are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. The Coins are expected to go live in 2023. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above.

As a result of the failure to timely file our Form 10-Q for the three-month periods ended June 30, 2022 and September 30, 2022, the convertible promissory note was in default. On June 30, 2022, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the convertible promissory note related to the Company’s failure to timely file its 10-K for the year ended December 31, 2021, and Form 10-Q for the three-month periods ended March 31, 2022, June 30, 2022, and September 30, 2022.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

Investment in WC Mine Holdings

On September 8, 2022, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One, LLC (“Fourth & One”) with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WC Mine Holdings, LLC (“WCMH”) giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000 for the Kinsley Mountain mineral, resources, and water rights. The preliminary appraisal of the property value is estimated at approximately $33 million. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime digital coins (“Coins”), valued at $1,450,000. The promissory note provides for no interest and matures on October 31, 2022 (“Maturity Date”). In addition, the promissory note provides that the Company may convert all amounts at any time prior to the Maturity Date and after gaining approval by the Securities and Exchange Commission of the Company’s REG A II Offering and Fourth & One may convert all amounts into common stock prior to the Maturity Date at a conversion price of $2.00 per share. The Agreement also provides that should Fourth & One not be able to convert the Coins on or before October 31, 2022 at a conversion ratio of $800 per Coin, the Company will purchase all of the Coins for a total of $1,600,000 (2,000 Coins at $800 per Coin) on October 31, 2022.

On November 1, 2022, the Company and Fourth & One mutually agreed to terminate the Agreement and the Company was released from any obligations.

On January 5, 2023, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One, LLC (“Fourth & One”) with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WC Mine Holdings, LLC (“WCMH”) giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000 for the Kinsley Mountain mineral, resources, and water rights. The preliminary appraisal of the property is estimated at approximately $33 million. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime digital coins (“Coins”), valued at $1,450,000. The promissory note provides for no interest and matured on March 31, 2023 (“Maturity Date”). In addition, the promissory note provides that the Company may convert all amounts at any time prior to the Maturity Date and after gaining approval by the Securities and Exchange Commission of the Company’s REG A II $3 per share Offering and Fourth & One may convert all amounts into common stock prior to the Maturity Date at a conversion price of $2.00 per share. The Agreement also provides that should Fourth & One not be able to convert the Coins on or before June 1, 2023 at a conversion ratio of $800 per Coin, the Company will purchase all of the Coins for a total of $1,600,000 (2,000 Coins at $800 per Coin) on June 1, 2023. The Company is currently in discussions with Fourth & One to convert the promissory note into the Company’s common stock.

Sponsorship Agreement

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner.

Financing Engagement Agreement

On August 25, 2022 the Company entered into a Legal Services Agreement with The George Law Group in connection with an issuance of multi-tranched securitization (“Financing”) which shall utilize a pledge of the Company’s stock and other properties currently owned or under the Company’s control. The legal fee shall be one-half of one percent (0.5%) of the par amount of any Financing. The Company paid a retainer of $42,000 as of December 31, 2022 which will be applied to any fees incurred in the Financing.

Employment Agreements

On March 1, 2022, as amended on October 1, 2022 and December 28, 2022, Mr. Ricardo Haynes, the Company’s sole Director, Chief Executive Officer (“CEO”) and Chairman of the Board, and the acting sole officer of the Company entered into an Employment Agreement with the Company. The Employment agreement terminates September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months’ notice. In addition, Mr. Haynes is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under this Employment agreement, the CEO will be entitled to the following:

•	$5,700 for services performed from March 1, 2022 – June 30, 2022.
•	Lump Sum payment of $21,299 for services from July 1, 2022 – December 31, 2022.
•	Base salary of $11,000 per month paid on a bi-weekly basis starting January 2, 2023.
•	Bonus of $14,201 was paid in November and December 2022.
•	Automobile allowance of $1,500 per month starting January 2, 2023.
•	25,000,000 shares of TNRG common stock in the Company which vest immediately.
•	7,500,000 newly issued Preferred A shares of TNRG stock CUSIP (88604Y209) Cert No. 400002.
•	750 newly issued Preferred B shares of TNRG stock CUSIP (88604Y209), Cert. No. 500002.
•	1,500 newly issued Preferred C shares of TNRG stock CUSIP (8860Y209), Cert No. 600002.
•	$7,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
•	1,500 RoRa Coins in possession of the Company.

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

The Company had been in discussions with the Shareholders for repayment by them of the Acquisition of Preferred Shares and finalized the Employment Agreements on October 1, 2022 for positions in the Company. As a result, the Company recorded the purchase price payable by these employees as compensation on March 1, 2022 (see Note 1).

Consulting Agreements

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus based of $1,200,000 resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights.

	•	a total of 28,000,000 common shares, vesting immediately, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange.

	•	a total of 5,000,000 common shares, vesting immediately, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia.

2.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

3.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the year ended December 31, 2022.

During the years ended December 31, 2022 and 2021, the Company paid Top Flight $320,600 and $0, respectively, with a balance due of $247,000 as of December 31, 2022.

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

The specific material weaknesses identified by the company’s management as of end of the period covered by this report include the following:

•	we have not performed a risk assessment and mapped our processes to control objectives;

•	we have not implemented comprehensive entity-level internal controls;

•	we have not implemented adequate system and manual controls. As such, there was inadequate cross functional review of the debt agreements; and

•	we do not have sufficient segregation of duties. As such, the officers approve their own related business expense reimbursements.

•	At this time, we do not have a quailed financial expert on our board because we have not been able to hire a qualified candidate.

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

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:

(i)	appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies.

(ii)	appoint a quailed financial expert to our board to address inadequate segregation of duties and financial controls.

The remediation efforts set out herein will be implemented in the current 2023 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the year ended December 31, 2022 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

NONE

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The names and ages of our directors and executive officers as of December 31, 2022 are set forth below. Our Bylaws provide for not less than one and not more than seven directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
Mr. Ricardo Haynes (1)	57	Chairman, Principal Accounting Officer

__________

(1) Mr. Haynes was appointed Chairman and CEO on March 1, 2022. Mr. Haynes will serve as a director until the next annual shareholder meeting.

Mr. Ricardo Haynes, sole Director, CEO and Chairman of the Board, and the acting sole officer of the Company

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

In lieu of an audit committee, the Company’s board of directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s consolidated financial statements and other services provided by the Company’s independent public accountants. The board of directors and the Chief Executive Officer of the Company review the Company’s internal accounting controls, practices and policies.

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

On November 23, 2022 (“Settlement Date”), Mr. Shvo settled with First Capital Venture on behalf of the Defendants for $11,500 to be paid within ten (10) days from the Settlement Date. On November 23, 2022, the settlement payment of $11,500 was paid.

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

(2) On October 22, 2021, the Company entered into a lease termination agreement (“Termination Agreement”) with Canal Park Office to terminate the Company’s North Miami Beach, Florida office space. The Termination Agreement allows Canal Park Office to retain the security deposit of $24,799 and to be paid $21,000. The Company was released from any other obligations.

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

The complaint alleged that the Plaintiff paid Nature a deposit of $50,000 for the delivery of Nature products. According to the Complaint, Nature delivered $6,188 of the product but failed to deliver the remaining $43,812 of product.

Plaintiff has demanded that the remainder of the product order be canceled and the refund of $43,812 be issued. In addition, the Plaintiff sought prejudgment interest and costs of this action.

This contingency remained with Nature and is not a contingency for the Company per the Bear Village acquisition (see Note 1).

Home Remedies CBD – Discontinued Operations

On November 23, 2021, Home Remedies CBD, LLC (“Plaintiff”) filed a complaint against TheHemplug LLC (“THP”) in the pending 3rd Judicial Circuit Court in and for Wayne County, Michigan, (the “Michigan Court”), Case Number CACE-21-016306-CB (the “Complaint”).

The complaint alleged that the Plaintiff paid Nature a deposit of $60,030 for the delivery of THP products. According to the Complaint, Nature delivered $27,600 of the product but failed to deliver the remaining $32,430 of product. In addition, Plaintiff returned $4,575 of product to correct the labeling and that THP failed to correct the labeling and return the product to Plaintiff.

On July 19, 2022, THP agreed to pay Plaintiff a settlement of $15,000. This contingency remained with Nature and is not a contingency of the Company per the Bear Village acquisition (see Note 1).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of reports submitted to us during the fiscal year ended December 31, 2022, the following table sets forth the name of any such person that failed to file the required forms on a timely basis, including the number of late reports, the number of transactions not reported on a timely basis and any known failure to file a required form.

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

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2022, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan Compensation	Nonqualified deferred compensation earnings	All other Compensation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Mr. Ricardo Haynes,	2022	47,708	-0-	-0-	-0-	-0-	-0-	-0-	47,708
Chairman and CEO(1)	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

 __________

(1) Mr. Haynes was appointed March 1, 2022.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total
Name and principal position	($)	($)	($)	($)	($)	($)	($)
Mr. Ricardo Haynes,	-0-	-0-	-0-	-0-	-0-	-0-	-0-
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

Director Compensation.

On March 1, 2022, as amended on October 1, 2022 and December 28, 2022, Mr. Ricardo Haynes, the Company’s sole Director, Chief Executive Officer (“CEO”) and Chairman of the Board, and the acting sole officer of the Company entered into an Employment Agreement with the Company. The Employment agreement terminates September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months’ notice. In addition, Mr. Haynes is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under this Employment agreement, the CEO will be entitled to the following:

•	$5,700 for services performed from March 1, 2022 – June 30, 2022.
•	Lump Sum payment of $21,299 for services from July 1, 2022 – December 31, 2022.
•	Base salary of $11,000 per month paid on a bi-weekly basis starting January 2, 2023.
•	Bonus of $14,201 was paid in November and December 2022.
•	Automobile allowance of $1,500 per month starting January 2, 2023.
•	25,000,000 shares of TNRG common stock in the Company which vest immediately.
•	7,500,000 newly issued Preferred A shares of TNRG stock CUSIP (88604Y209) Cert No. 400002.
•	750 newly issued Preferred B shares of TNRG stock CUSIP (88604Y209), Cert. No. 500002.
•	1,500 newly issued Preferred C shares of TNRG stock CUSIP (8860Y209), Cert No. 600002.
•	$7,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
•	1,500 RoRa Coins in possession of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2022, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Mr. Ricardo Haynes PMB 388, 8570 Stirling Rd. Suite 102 Hollywood, FL 33024	25,000,000	32.4%
Common Stock	Top Flight Consulting PMB 388, 8570 Stirling Rd. Suite 102 Hollywood, FL 33024	20,000,000	25.9%
Common Stock	Mr. Rodney Zehner PMB 388, 8570 Stirling Rd. Suite 102 Hollywood, FL 33024	5,000,000	6.5%
Common Stock	Mr. Yogev Shvo (1) PMB 388, 8570 Stirling Rd. Suite 102 Hollywood, FL 33024	5,000,000	6.5%
Common Stock	Officers and Directors as a group	25,000,000	32.4%

___________

(1)	Mr. Shvo is the Company’s previous Chairman and CEO.
(2)	Based on total of 77,140,735 common shares outstanding.

The following table sets forth, as of March 31, 2023, the number of shares of our Series “A”, “B”, and “C” Convertible Preferred Stock owned of record and beneficially by our executive officers, directors and persons who beneficially own more than 5% of such outstanding shares.

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

___________

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons.

Other than compensation arrangements, we describe below transactions and series of similar transactions, since January 1, 2021 (i.e., the last two completed fiscal years), to which we were a party or will be a party, in which the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest. Compensation arrangements, including employment agreements, for our directors and named executive officers are described elsewhere in “Executive Compensation - Agreements with Executive Officers.”

Employment Agreements

On March 1, 2022, as amended on October 1, 2022 and December 28, 2022, Mr. Ricardo Haynes, the Company’s sole Director, Chief Executive Officer (“CEO”) and Chairman of the Board, and the acting sole officer of the Company entered into an Employment Agreement with the Company. The Employment agreement terminates September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months’ notice. In addition, Mr. Haynes is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under this Employment agreement, the CEO will be entitled to the following:

•	$5,700 for services performed from March 1, 2022 – June 30, 2022.
•	Lump Sum payment of $21,299 for services from July 1, 2022 – December 31, 2022.
•	Base salary of $11,000 per month paid on a bi-weekly basis starting January 2, 2023.
•	Bonus of $14,201 was paid in November and December 2022.
•	Automobile allowance of $1,500 per month starting January 2, 2023.
•	25,000,000 shares of TNRG common stock in the Company which vest immediately.
•	7,500,000 newly issued Preferred A shares of TNRG stock CUSIP (88604Y209) Cert No. 400002.
•	750 newly issued Preferred B shares of TNRG stock CUSIP (88604Y209), Cert. No. 500002.
•	1,500 newly issued Preferred C shares of TNRG stock CUSIP (8860Y209), Cert No. 600002.
•	$7,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
•	1,500 RoRa Coins in possession of the Company.

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

Consulting Agreements

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus based of $1,200,000 resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights.

	•	a total of 28,000,000 common shares, vesting immediately, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange.

	•	a total of 5,000,000 common shares, vesting immediately, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia.

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the year ended December 31, 2022.

Preferred Stock

During February and March 2023, related party holders of 57,000,000 shares of common elected to exchange these shares for an aggregate of 57,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

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

Given the nature of our Company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. The Board of Directors takes the position that management of a target business will establish:

•	Its own Board of Directors

•	Establish its own definition of “independent” as related to directors and nominees for directors

•	Establish committees that will be suitable for its operations after the Company consummates a business combination

Item 14. Principal Accounting Fees and Services.

	2022	2021
Audit fees(1)	$46,000	$37,500
Audit related fees(1)	$21,000	$21,000
Tax fees	$–	$–
All other fees	$–	$–

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

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Ricardo Haynes	Principal Executive Officer, Principal Accounting Officer, Chairman of the Board of Directors	March 31, 2023
Ricardo Haynes

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Thunder Energies Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Thunder Energies Corporation and its subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Kreit & Chiu CPA LLP

(Formerly Paris, Kreit & Chiu CPA LLP)

New York, NY

March 31, 2023

We have served as the Company’s auditor since 2020.

THUNDER ENERGIES CORPORATION

Consolidated Balance Sheets

	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$48,881	$–
Notes receivable - related party	26,200	–
Deferred offering costs	9,000	–
Prepaid expenses	61,811	–
Total current assets	145,892	–
Total assets	$145,892	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$82,819	$70,971
Accrued expenses	283,745	–
Derivative liability	85,590	83,404
Short-term convertible notes payable, net of discount of $0 and $241,876, respectively	1,568,366	508,890
Accrued interest	4,756,266	1,019,156
Current liabilities of discontinued operations	–	901,000
Total current liabilities	6,776,786	2,583,421
Non-current liabilities:
Long-term convertible notes payable	8,000	–
Total non-current liabilities	8,000	–
Total liabilities	6,784,786	2,583,421

Commitments and contingencies (Note 15)

Stockholders' deficit
Preferred stock - Series A: $0.001 par value, 50,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Preferred stock - Series B: $0.001 par value, 10,000,000 authorized; 5,000 and 5,000 shares issued and outstanding, respectively	5	5
Preferred stock - Series C: $0.001 par value, 10,000,000 authorized; 10,000 and 10,000 shares issued and outstanding, respectively	10	10
Common stock: $0.001 par value 900,000,000 authorized; 25,140,735 and 80,140,735 shares issued and outstanding, respectively	25,140	80,140
Additional paid-in-capital	720,888	(693,112)
Common stock to be issued	52,000	–
Accumulated deficit	(7,486,937)	(2,020,464)
Total stockholders' deficit	(6,638,894)	(2,583,421)
Total liabilities and stockholders' deficit	$145,892	$–

See notes to consolidated financial statements

THUNDER ENERGIES CORPORATION

Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021

Net revenues	$–	$–

Cost of sales	–	–

Gross Profit	–	–

Operating expenses:
Advertising and marketing expenses	43,957	–
Stock based compensation	1,411,000	–
General and administrative	931,346	128,900
Total operating expenses	2,386,303	128,900
Loss from operations	(2,386,303)	(128,900)

Other (income) expense:
Change in derivative liability	2,186	(40,776)
Accretion of debt discount	241,876	509,950
Interest expense	3,737,108	1,279,622
Gain on disposal of discontinued operations	(901,000)	(621,798)
Total other expense	3,080,170	1,126,998

Loss before income taxes	(5,466,473)	(1,255,898)
Income taxes	–	–
Loss from continuing operations	(5,466,473)	(1,255,898)
Discontinued operations	–	(116,652)

Net loss	$(5,466,473)	$(1,372,550)

Net loss per share from continuing operations, basic and diluted	$(0.08)	$(0.02)
Net loss per share from discontinued operations, basic and diluted	–	(0.00)
Net loss per share, basic and diluted	$(0.08)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	71,354,434	76,735,271

See notes to consolidated financial statements

THUNDER ENERGIES CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

	Preferred Stock A*		Preferred Stock B*		Preferred Stock C*
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2021	50,000,000	$50,000	5,000	$5	10,000	$10
Issuance of common stock in conjunction with conversion of convertible note payable	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, December 31, 2021	50,000,000	$50,000	5,000	$5	10,000	$10

Balance, January 1, 2022	50,000,000	$50,000	5,000	$5	10,000	$10
Common shares returned to treasury for cancellation	–	–	–	–	–	–
Issuance of fully vested common shares issued against employment services	–	–	–	–	–	–
Issuance of fully vested common shares issued for consulting services	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, December 31, 2022	50,000,000	$50,000	5,000	$5	10,000	$10

(continued)

	Common Stock		Common Stock to be Issued		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance, January 1, 2021	76,340,735	$76,340	–	$–	$(879,312)	$(647,914)	$(1,400,871)
Issuance of common stock in conjunction with conversion of convertible note payable	3,800,000	3,800	–	–	186,200	–	190,000
Net loss	–	–	–	–	–	(1,372,550)	(1,372,550)
Balance, December 31, 2021	80,140,735	$80,140	–	$–	$(693,112)	$(2,020,464)	$(2,583,421)

Balance, January 1, 2022	80,140,735	$80,140	–	$–	$(693,112)	$(2,020,464)	$(2,583,421)
Common shares returned to treasury for cancellation*	(55,000,000)	(55,000)	–	–	55,000	–	–
Issuance of fully vested common shares issued against employment services*#	–	–	25,000,000	25,000	725,000	–	750,000
Issuance of fully vested common shares issued for consulting services#	–	–	27,000,000	27,000	634,000	–	661,000
Net loss	–	–	–	–	–	(5,466,473)	(5,466,473)
Balance, December 31, 2022	25,140,735	$25,140	52,000,000	$52,000	$720,888	$(7,486,937)	$(6,638,894)

*	Per Note 1, on acquisition of TNRG Preferred Stock, Mr. Shvo (the Company’s previous CEO) submitted 55,000,000 shares of restricted common stock to the Company’s treasury for cancellation. In addition, on February 28, 2022, Mr. Shuo sold 100% of the issued and outstanding shares of preferred stock of the Company to purchaser, as defined.

#	Relates to issue of unregistered securities as described in Note 17. These shares are reflected in the Company’s disclosures. These shares were not issued as of December 31, 2022 and subsequently will be issued to the holders.

See notes to consolidated financial statements

THUNDER ENERGIES CORPORATION

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(5,466,473)	$(1,372,550)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accretion of debt discount	241,876	509,950
Change in fair value of derivative liability	2,186	(40,776)
Gain on disposal of discontinued operations	(901,000)	–
Stock based compensation	1,411,000	–
Convertible notes issued for services	1,500	–
Impairment of assets	–	195,347
Gain on extinguishment of debt	–	(621,798)
Changes in operating assets and liabilities:
Notes receivable - related party	(26,200)	–
Deferred offering costs	(9,000)	–
Prepaid expenses	(61,811)	–
Accounts payable	11,848	53,720
Accrued interest	3,737,110	1,278,669
Accrued expenses	283,745	–
Net cash (used in) provided by continuing operating activities	(775,219)	2,562
Net cash provided by operating activities - discontinued activities	–	78,222
Net cash (used in) provided by operating activities	(775,219)	80,784

Cash flows from investing activities:
Net cash provided by continuing investing activities	–	–
Net cash used in investing activities - discontinued operations	–	(15,337)
Net cash used in investing activities	–	(15,337)

Cash flows from financing activities:
Proceeds from convertible notes payable	824,100	–
Net cash provided by continuing financing activities	824,100	–
Net cash used in financing activities - discontinued activities	–	(162,950)
Net cash provided by (used in) financing activities	824,100	(162,950)

Net increase (decrease) in cash	48,881	(97,503)
	–
Cash at beginning of period	–	97,503
Cash at end of period	$48,881	$–

Non-cash investing and financing activities:
Issuance of common stock in conjunction with conversion of convertible note payable	$–	$190,000
Common shares returned to treasury for cancellation	$55,000	$–

See notes to consolidated financial statements

THUNDER ENERGIES CORPORATION

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

NOTE 1 – NATURE OF BUSINESS

Corporate History and Background

Thunder Energies Corporation (“we”, “us”, “our”, “TEC” or the “Company”) was incorporated in the State of Florida on April 21, 2011.

On July 29, 2013, the Company filed with the Florida Secretary of State, Articles of Amendment to its Articles of Incorporation (the “Amendment”) which changed the name of the Company from CCJ Acquisition Corp. to Thunder Fusion Corporation. The Amendment also changed the principal office address of the Company to 150 Rainville Road, Tarpon Springs, Florida 34689. On May 1, 2014, the Company filed with the Florida Secretary of State, Articles of Amendment to its Articles of Incorporation (the “Amendment”) which changed the name of the Company from Thunder Fusion Corporation to Thunder Energies Corporation. The Company’s principal office address to PMB 388, 8570 Stirling Rd., Suite 102, Hollywood, FL, 33024.

Acquisition of TNRG Preferred Stock

Fiscal Year 2022

On February 28, 2022, Mr. Ricardo Haynes, Mr. Eric Collins, Mr. Lance Lehr, Ms. Tori White and Mr. Donald Keer, each as an individual and principal shareholder (“Shareholders”) of Bear Village, Inc., a Wyoming corporation, (the “Purchaser”) collectively acquired 100% of the issued and outstanding shares of preferred stock (the “Preferred Stock”) of Thunder Energies Corporation, a Florida corporation, (the “Company” or the “Registrant”) from Mr. Yogev Shvo, an individual domiciled in Florida (the “Seller”) (the “Purchase”). The consideration for the Purchase was provided to the Seller by the Company on behalf of the Shareholders and was recorded as compensation expense.

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

As part of the Purchase on April 13, 2022, Mr. Shvo submitted 55,000,000 shares of restricted common stock to the Company’s treasury for cancellation, in consideration for the transfer to him by TNRG of all of the issued and outstanding membership interests, assets and liabilities of Nature and THEHEMPLUG, LLC a Florida limited liability company (“HP”), both of which are wholly-owned subsidiaries of TNRG.

The purchase price of $50,000 for the Preferred Stock was paid in cash. The consideration for the purchase was provided to the Seller by the Company on behalf of the Purchasers. The Company had been in discussions with the Purchasers for repayment and finalized the Employment Agreements (“Employment Agreements”) on October 1, 2022 for positions in the Company. As a result, the Company recorded the purchase price as compensation on March 1, 2022. The Purchase of the Preferred Stock was the result of a privately negotiated transaction which consummation resulted in a change of control of the Registrant.

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

____________________

(1)The Company has included due to related party of $169,744 within the impairment charge above as these amounts have been used to settle for the assets, as impaired, which have been commandeered, discarded, destroyed and taken possession of by the defendant. This amount related to the working capital loan taken from the defendants.

(2) On October 22, 2021 the Company entered into a lease termination agreement (“Termination Agreement”) with Canal Park Office to terminate the Company’s North Miami Beach, Florida office space. The Termination Agreement allows Canal Park Office to retain the security deposit of $24,799 and to be paid $21,000. The Company was released from any other obligations.

(3) In December 2021, the Company confirmed with the landlord that as of that time and on a going forward basis, the Company has no rental obligation, or past due rental obligation or any other related liability on its office/ warehouse space located at 3017 Greene Street, Hollywood, Florida.

On February 28, 2022, as part of acquisition of TNRG Preferred Stock with Bear Village, other than liabilities specifically identified in the acquisition, no debt or liability is assumed by the Purchaser.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $7,486,937 and $2,020,464 at December 31, 2022 and 2021, respectively, had a working capital deficit of $6,630,894 and $2,583,421 at December 31, 2022 and 2021, respectively, had net losses of $5,466,473 and $1,372,550 for the years ended December 31, 2022 and 2021, respectively, with limited revenue earned since inception, no current revenue generating operations, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Use of Estimates

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements. The more significant estimates and assumptions by management include among others: derivative valuation. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Cash

The Company’s cash is held in a bank account in the United States and is insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company has not experienced any cash losses.

Accounts Receivable

Accounts receivable are non-interest-bearing obligations due under normal course of business. Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company has an allowance for doubtful accounts of $0 and $147,357 (included in discontinued operations) as of December 31, 2022 and 2021, respectively.

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

Advertising and Marketing Costs

Advertising and marketing expenses are recorded when they are incurred. Advertising and marketing expense was $43,957 and $392,171 (included in discontinued operations) for the years ended December 31, 2022 and 2021, respectively.

Revenue Recognition

On January 19, 2019 (date of formation), the Company adopted Accounting Standards Codification 606 (“ASC 606”), Revenue from Contracts with Customers. Results for the reporting periods beginning on January 19, 2019 (date of formation) are presented under ASC 606.

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

Customer Advanced Payments – Discontinued Operations

Customer advanced payments consisted of customer orders paid in advance of the delivery of the order. Customer advanced payments were classified as short-term as the typical order ships within approximately three weeks of placing the order. Customer advanced payments were recognized as revenue when the product was shipped to the customer and all other revenue recognition criteria had been met. Customer advanced payments as of December 31, 2022 and 2021 were $0 and $203,518 (from discontinued operations), respectively. Customer advanced payments were included in current liabilities in the accompanying Consolidated Balance Sheets. The Company’s ability to fulfill these orders have been impaired (see Note 1).

Inventories – Discontinued Operations

The Company manufactured its own products, made to order, and when completed were shipped to the customer. The Company's inventories were valued by the first-in, first-out (“FIFO”) cost method and were stated at the lower of cost or net realizable value. The Company had inventories of $0 and $0 (from discontinued operations) as of December 31, 2022 and 2021, respectively. See Note 1 for impairment discussion as of December 31, 2021.

Impairment of Long-lived Assets

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the discounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. All long-lived assets are impaired as of December 31, 2022 and 2021. See Note 1 for impairment discussion.

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

Leases

The Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the balance sheet as: right-of-use asset (“ROU asset”) and operating lease obligation. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities. The Company’s lease arrangements generally do not provide an implicit interest rate. As a result, in such situations the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU assets and liabilities. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company has some lease agreements with lease and non-lease components, which are accounted for as a single lease component. See Note 1 for impairment discussion.

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2022 and 2021, the fair value of cash, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The following table summarize the Company’s fair value measurements by level at December 31, 2022 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability	$–	$–	$85,590

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

Diluted earnings (loss) per share are computed on the basis of the weighted average number of common shares (including common stock to be issued) plus dilutive potential common shares outstanding for the reporting period. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	December 31, 2022	December 31, 2021
Options to purchase shares of common stock	–	–
Series A convertible preferred stock	500,000,000	500,000,000
Series B convertible preferred stock	5,000,000	5,000,000
Total potentially dilutive shares	505,000,000	505,000,000

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of December 31, 2022 and 2021. See Note 1 for impairment discussion and Note 15 for commitments and contingencies.

Discontinued Operations

As a result of the October 14, 2021 Complaint filed against Defendants, the Company determined that Nature would be accounted as a discontinued operation pursuant to ASC 205-20 Discontinued Operations. In determining whether a group of assets that is disposed (or to be disposed) should be presented as a discontinued operation, we analyzed whether the group of assets being disposed represents a component of the Company; that is, whether it had historic operations and cash flows that were clearly distinguished, both operationally and for financial reporting purposes. In addition, we considered whether the disposal represents a strategic shift that has or will have a major effect on our operations and financial results. The results of discontinued operations, as well as any gain or loss on the disposal, if applicable, are aggregated and separately presented in our consolidated statements of operations, net of income taxes. The historical financial position of discontinued operations are aggregated and separately presented in our accompanying consolidated balance sheets. See Note 1 for impairment discussion.

Reclassifications

Certain prior period’s accounts have been reclassified in conformity with current period’s presentation. These reclassifications had no effect on the reported results of operations.

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

At the beginning of the first quarter of 2021, the Company adopted the Financial Accounting Standards Board’s Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses on certain financial instruments. The Company adopted ASU 2016-13 utilizing the modified retrospective transition method. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company had no property and equipment as of December 31, 2022 and 2021.

Depreciation expense was $0 and $44,959 (from discontinued operations) for the years ended December 31, 2022 and 2021, respectively, and is classified in general and administrative expenses in the Consolidated Statements of Operations. See Note 1 for impairment discussion as of December 31, 2021.

NOTE 5 – INTANGIBLE ASSETS

The Company had no intangible assets as of December 31, 2022 and 2021:

Amortization expense was $0 and $7,755 (from discontinued operations) for the years ended December 31, 2022 and 2021, respectively, and is classified in general and administrative expenses in the Consolidated Statements of Operations. See Note 1 for impairment discussion as of December 31, 2021.

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

The Company borrows funds from related parties for working capital purposes from time to time. There are no outstanding amounts as of December 31, 2022. Advances are non-interest bearing and due on demand. See Note 1 for impairment discussion.

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

Paycheck Protection Program Loan Round 2 – Discontinued operations

On April 2, 2021, the Company executed a note (the “PPP Note”) for the benefit of First Federal Bank (the “Lender”) in the aggregate amount of $200,000 under the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) through a second draw. The PPP is administered by the U.S. Small Business Administration (the “SBA”). The terms of the second draw have the same general loan terms as the first draw PPP loan. On December 31, 2021, the PPP Round 2 loan was forgiven and $200,000 was recorded as Other Income in the Consolidated Statements of Operations for the year ended December 31, 2021.

NOTE 8 – LOAN PAYABLE TO SHAREHOLDER – discontinued operations

The Company borrows funds from its shareholders from time to time for working capital purposes. During the year ended December 31, 2022, the Company had no additional borrowings and made no repayments for a balance of $0 at December 31, 2022. Advances are non-interest bearing and due on demand.

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

On March 24, 2020, the note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of December 31, 2022.

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $85,590 and 83,404 as at December 31, 2022 and 2021, and recorded a change in derivative liability of $2,186 and $(40,776) during the years ended December 31, 2022 and 2021, respectively.

As a result of the failure to timely file our Form 10-Q for the three-month periods ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. The Company recorded default interest of $22,452 and $22,450 during the years ended December 31, 2022 and 2021, respectively.

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions with the note holder to convert the GHS Note into the Company’s common stock upon the Company’s Reg A being declared effective.

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

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature (“BCF”) and determined that the instrument does have a BCF. A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible, and is recorded as additional paid in capital and as a debt discount in the Balance Sheet. As such, the proceeds of the notes were allocated, based on fair values, as $220,000 to the debt discount. The debt discount is accreted over the term of the convertible notes to interest expense in the accompanying consolidated Statements of Operations. The principal balance due at December 31, 2022 is $220,000 and is presented as a short-term liability in the balance sheet.

As a result of the failure to timely file our Form 10-Q for the three-month periods ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. In exchange for the Agreement, the Company agreed to pay a one-time interest charge of $11,680 in the year ended December 31, 2021. The Company recorded default interest of $43,419 and $12,708 during the years ended December 31, 2022 and 2021, respectively.

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions with the note holder to convert the Note into the Company’s common stock upon the Company’s Reg A being declared effective.

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

On December 6, 2021, the holder of the note converted $190,000 of the Note into 3,800,000 shares of the Company’s common stock. The principal balance of $410,000 was due October 16, 2022 and is presented as a short term liability in the balance sheet.

As a result of the failure to timely file our Form 10-Q for the three-month periods ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. The Company recorded default interest of $79,767 and $23,321 during the years ended December 31, 2022 and 2021, respectively.

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions with the note holder to convert the Note into the Company’s common stock upon the Company’s Reg A being declared effective.

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through October 31, 2024 for aggregate gross proceeds of $825,600 (including $1,500 against which services were received) during the year ended December 31, 2022. In addition, one note of $200,000 issued in December 2022 allows for the repurchase of up to 100,000 converted common shares at $2.50 per share should the Company fail to meet the Reg A Tier II offering of $5.00 per share. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share for notes amounting to $598,600 and $0.70 per share for notes amounting to $227,000 into the Company’s common stock if before any public offering. The Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above (see Note 17).

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

$40,000,000 Convertible Note

On May 13, 2022, the Company issued a convertible promissory note in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. The Convertible Promissory Note shall not be enforceable until such time as the Holder's consideration, RoRa Prime Coin is “live” on a US exchange and available through a mutually agreed upon cryptocurrency wallet such as NyX, Exodus, Ledger, TREZOR Model T Wallet, ZenGo, or Atomic. The parties agree to establish a time is of the essence date of May 1,2023 for Holder to meet the “live” requirement. Should Holder not meet the “live” requirement by May 1, 2023, then Borrower shall return all RoRa Prime Coins and Holder shall release all claims on any shares or Convertible Promissory Note. Conversion rights shall not vest until such time as the holder’s consideration, Coins are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above.

As a result of the failure to timely file our Form 10-Q for the three-month periods ended June 30, 2022 and September 30, 2022, the convertible promissory note was in default. On June 30, 2022, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the convertible promissory note related to the Company’s failure to timely file its 10-K for the year ended December 31, 2021, and Form 10-Q for the three-month periods ended March 31, 2022, June 30, 2022, and September 30, 2022

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

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

NOTE 10 – STOCKHOLDERS’ DEFICIT

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

As part of the Purchase on April 13, 2022, Mr. Shvo submitted 55,000,000 shares of restricted common stock to the Company’s treasury for cancellation, in consideration for the transfer to him by TNRG of all of the issued and outstanding membership interests, assets and liabilities of Nature and HP, both of which are wholly-owned subsidiaries of TNRG.

On March 1, 2022, as amended on October 1, 2022 and December 28, 2022, the Company entered into an Employment Agreement with Mr. Ricardo Haynes whereby Mr. Haynes became the sole Director, CEO and Chairman of the Board, and the acting sole officer of the Company. The Employment Agreement is in effect until September 30, 2027. Under this Engagement Agreement, Mr. Haynes will be entitled to a total of 25,000,000 common shares, vesting immediately, valued at $750,000 (based on the Company’s stock price on the date of issuance). The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus based of $1,200,000 resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights (see Note 17).

	•	a total of 28,000,000 common shares, vesting immediately, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in July 2023.

	•	a total of 5,000,000 common shares, vesting immediately, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur in July 2023.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 5,000,000 common shares, valued at $150,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 2,000,000 common shares, valued at $60,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

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

Series B Convertible Preferred Stock was authorized for 10,000,000 shares of the “Company. Each share of Preferred Stock is entitled to one thousand (1,000) votes per share and at the election of the holder converts into one thousand (1,000) shares of Company common stock.

Series C Non-Convertible Preferred Stock was authorized for 10,000,000 shares of the Company. Each share of Preferred Stock is entitled to one thousand (1,000) votes per share and at the election of the holder. The series C is Non-Convertible Preferred Stock.

Acquisition of TNRG Preferred Stock

Fiscal Year 2022

On February 28, 2022, Mr. Ricardo Haynes, Mr. Eric Collins, Mr. Lance Lehr, Ms. Tori White and Mr. Donald Keer, each as an individual and principal shareholder of Bear Village, Inc., a Wyoming corporation, (the “Purchaser”) collectively acquired 100% of the issued and outstanding shares of preferred stock (the “Preferred Stock”) of Thunder Energies Corporation, a Florida corporation, (the “Company” or the “Registrant”) from Mr. Yogev Shvo, an individual domiciled in Florida (the “Seller”) (the “Purchase”). The consideration for the Purchase was provided to the Seller by the Company on behalf of the Shareholders and was recorded as compensation expense (see Note 1).

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

On October 22, 2021, the Company entered into a lease termination agreement (“Termination Agreement”) with Canal Park Office to terminate the Company’s North Miami Beach, Florida office space. The Termination Agreement allows Canal Park Office to retain the security deposit of $24,799 and to be paid $21,000. The Company was released from any other obligations.

See Note 16 for impairment discussion as of December 31, 2021.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

In accordance with ASC 842, the components of lease expense were as follows:

	Years ended December 31,
	2022	2021
Operating lease expense	$–	$102,280
Short term lease cost	$–	$4,430
Total lease expense	$–	$102,280

In accordance with ASC 842, other information related to leases was as follows:

Years ended December 31,	2022	2021
Operating cash flows from operating leases	$–	$102,280
Cash paid for amounts included in the measurement of lease liabilities	$–	$102,280

Weighted-average remaining lease term—operating leases	–	–
Weighted-average discount rate—operating leases	–	–%

In accordance with ASC 842, maturities of operating lease liabilities as of December 31, 2022 were as follows:

Operating
Year ending:	Lease
2022	$–
Total undiscounted cash flows	$–

Reconciliation of lease liabilities:
Weighted-average remaining lease terms	$–
Weighted-average discount rate	–
Present values	–

Lease liabilities—current	–
Lease liabilities—long-term	–
Lease liabilities—total	–

Difference between undiscounted and discounted cash flows	$–

Operating lease cost was $0 and $102,280 for the years ended December 31, 2022 and 2021, respectively.

NOTE 12 – Related Party Transactions

Other than as set forth below, and as disclosed in Notes 6, 8, and 10, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

On April 2, 2022, the Company entered into a demand note (“Demand Note”) with Bear Village, Inc., a related party, for $36,200. The Demand Note bears no interest, is due on demand, and is unsecured. On September 27, 2022, Bear Village repaid $10,000 for a balance due from Bear Village of $26,200 at December 31, 2022.

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus based of $1,200,000 resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights (see Note 17).

	•	a total of 28,000,000 common shares, vesting immediately, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in July 2023.

	•	a total of 5,000,000 common shares, vesting immediately, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur in July 2023.

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the year ended December 31, 2022.

During the years ended December 31, 2022 and 2021, the Company paid Top Flight $320,600 and $0, respectively, with a balance due of $247,000 as of December 31, 2022.

NOTE 13 – INCOME TAXES

At December 31, 2022, net operating loss carry forwards for Federal and state income tax purposes totaling approximately $5,322,000 available to reduce future income which, if not utilized, will begin to expire in the year 2041. There is no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

A reconciliation of the statutory income tax rates and the effective tax rate is as follows:

	For the Years Ended December 31,
	2022	2021

Statutory U.S. federal rate	21.0%	21.0%
State income tax, net of federal benefit	3.5%	3.5%
Permanent differences	(3.4)%	0.0%
Valuation allowance	(21.1)%	(24.5)%

Provision for income taxes	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	December 31,
	2022	2021

Deferred tax assets:
Net operating loss carry forwards	$1,305,033	$495,455
Stock based compensation	346,003	–
Valuation allowance	(1,651,036)	(495,455)

Deferred tax asset, net	$–	$–

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

Basic earnings (loss) per share are computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Years Ended December 31,
	2022	2021
Series A convertible preferred stock	500,000,000	500,000,000
Series B convertible preferred stock	5,000,000	5,000,000
Total potentially dilutive shares	505,000,000	505,000,000

The following table sets forth the computation of basic and diluted net income per share:

	Years Ended December 31,
	2022	2021

Loss from continuing operations	$(5,466,473)	$(1,255,898)
Discontinued operations	–	(116,652)
Net loss attributable to the common stockholders	$(5,466,473)	$(1,372,550)

Basic weighted average outstanding shares of common stock	71,354,434	76,735,271
Dilutive effect of options and warrants	–	–
Diluted weighted average common stock and common stock equivalents	71,354,434	76,735,271

Loss per share:
Net loss per share from continuing operations, basic and diluted	$(0.08)	$(0.02)
Net loss per share from discontinued operations, basic and diluted	(0.00)	(0.00)
Net loss per share total, basic and diluted	$(0.08)	$(0.02)

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

On November 23, 2022 (“Settlement Date”), Mr. Shvo settled with First Capital Venture on behalf of the Defendants for $11,500 to be paid within ten (10) days from the Settlement Date. On November 23, 2022, the settlement payment of $11,500 was paid.

Rocket Systems – Discontinued Operations

On October 13, 2021, Rocket Systems, Inc. (“Plaintiff”) filed a complaint against Nature Consulting LLC (“Nature”) in the pending 17th Judicial Circuit Court in and for Broward County, Florida, (the “Florida Court”), Case Number CACE-21-018840 (the “Complaint”).

The complaint alleged that the Plaintiff paid Nature a deposit of $50,000 for the delivery of Nature products. According to the Complaint, Nature delivered $6,188 of the product but failed to deliver the remaining $43,812 of product.

Plaintiff has demanded that the remainder of the product order be canceled and the refund of $43,812. In addition, the Plaintiff sought prejudgment interest and costs of this action.

This contingency remained with Nature and is not a contingency for the Company per the Bear Village acquisition (see Note 1).

Home Remedies CBD – Discontinued Operations

On November 23, 2021, Home Remedies CBD, LLC (“Plaintiff”) filed a complaint against TheHemplug LLC (“THP”) in the pending 3rd Judicial Circuit Court in and for Wayne County, Michigan, (the “Michigan Court”), Case Number CACE-21-016306-CB (the “Complaint”).

The complaint alleged that the Plaintiff paid Nature a deposit of $60,030 for the delivery of THP products. According to the Complaint, Nature delivered $27,600 of the product but failed to deliver the remaining $32,430 of product. In addition, Plaintiff returned $4,575 of product to correct the labeling and that THP failed to correct the labeling and return the product to Plaintiff.

Plaintiff demanded that the remainder of the product order be canceled and a refund of $37,005. In addition, the Plaintiff sought prejudgment interest and costs of this action.

On July 19, 2022, THP agreed to pay Plaintiff a settlement of $15,000. This contingency remained with Nature and is not a contingency of the Company per the Bear Village acquisition (see Note 1).

Employment Contracts

On March 1, 2022, as amended on October 1, 2022 and December 28, 2022, Mr. Ricardo Haynes, the Company’s sole Director, Chief Executive Officer (“CEO”) and Chairman of the Board, and the acting sole officer of the Company entered into an Employment Agreement with the Company. The Employment agreement terminates September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months’ notice. In addition, Mr. Haynes is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under this Employment agreement, the CEO will be entitled to the following:

•	$5,700 for services performed from March 1, 2022 – June 30, 2022.
•	Lump Sum payment of $21,299 for services from July 1, 2022 – December 31, 2022.
•	Base salary of $11,000 per month paid on a bi-weekly basis starting January 2, 2023.
•	Bonus of $14,201 was paid in November and December 2022.
•	Automobile allowance of $1,500 per month starting January 2, 2023.
•	25,000,000 shares of TNRG common stock in the Company which vest immediately.
•	7,500,000 newly issued Preferred A shares of TNRG stock CUSIP (88604Y209) Cert No. 400002.
•	750 newly issued Preferred B shares of TNRG stock CUSIP (88604Y209), Cert. No. 500002.
•	1,500 newly issued Preferred C shares of TNRG stock CUSIP (8860Y209), Cert No. 600002.
•	$7,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
•	1,500 RoRa Coins in possession of the Company.

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

The Company had been in discussions with the Shareholders for repayment by them of the Acquisition of Preferred Shares and finalized the Employment Agreements on October 1, 2022 for positions in the Company. As a result, the Company recorded the purchase price payable by these employees as compensation on March 1, 2022 (see Note 1).

Consulting Agreements

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus based of $1,200,000 resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights (see Note 17).

	•	a total of 28,000,000 common shares, vesting immediately, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in July 2023.

	•	a total of 5,000,000 common shares, vesting immediately, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur in July 2023.

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the year ended December 31, 2022.

During the years ended December 31, 2022 and 2021, the Company paid Top Flight $320,600 and $0, respectively, with a balance due of $247,000 as of December 31, 2022.

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

Investment in WC Mine Holdings

On September 8, 2022, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One, LLC (“Fourth & One”) with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WC Mine Holdings, LLC (“WCMH”) giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000 for the Kinsley Mountain mineral, resources, and water rights. The preliminary appraisal of the property value is estimated at approximately $33 million. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime digital coins (“Coins”), valued at $1,450,000. The promissory note provides for no interest and matures on October 31, 2022 (“Maturity Date”). In addition, the promissory note provides that the Company may convert all amounts at any time prior to the Maturity Date and after gaining approval by the Securities and Exchange Commission of the Company’s REG A II Offering and Fourth & One may convert all amounts into common stock prior to the Maturity Date at a conversion price of $2.00 per share. The Agreement also provides that should Fourth & One not be able to convert the Coins on or before October 31, 2022 at a conversion ratio of $800 per Coin, the Company will purchase all of the Coins for a total of $1,600,000 (2,000 Coins at $800 per Coin) on October 31, 2022.

On November 1, 2022, the Company and Fourth & One mutually agreed to terminate the Agreement and the Company was released from any obligations.

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WCMH giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 Coins, valued at $1,450,000 (see Note 17).

Sponsorship Agreement

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner.

Financing Engagement Agreement

On August 25, 2022, the Company entered into a Legal Services Agreement with The George Law Group in connection with an issuance of multi-tranched securitization (“Financing”) which shall utilize a pledge of the Company’s stock and other properties currently owned or under the Company’s control. The legal fee shall be one-half of one percent (0.5%) of the par amount of any Financing. The Company paid a retainer of $42,000 as of December 31, 2022 which will be applied to any fees incurred in the Financing.

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

Discontinued operations for the years ended December 31, 2021 consist of the operations from Nature.

The following tables lists the assets and liabilities of discontinued operations as of December 31, 2022 and 2021 and the discontinued operations for Nature for years ended December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Liabilities
Current liabilities:
Accounts payable	$–	$386,129
Due to related party	–	72,743
Loan payable to shareholder	–	68,405
Customer advance payments	–	203,518
Short term notes payable	–	149,490
Current portion of operating lease liabilities	–	–
Accrued interest	–	89,120
Other current liabilities	–	–
Total current liabilities of discontinued operation	–	901,000

Total liabilities of discontinued operation	$–	$901,000

	For the Years Ended December 31,
	2022	2021

Revenue	$–	$3,750,519
Cost of sales	–	1,574,770
Gross profit	–	2,175,749

Operating expenses:
Advertising and marketing expenses	–	392,171
General and administrative	–	1,876,217
Total operating expenses	–	2,268,388
Profit from operations	–	(92,639)

Other expense (income):
Impairment of assets	–	195,347
Interest expense	–	28,962
Other expense	–	–
Other income	–	(200,296)
Total other expense	–	24,013

Loss before income taxes	–	(116,652)
Income taxes	–	–

Net loss of discontinued operations	$–	$(116,652)

NOTE 17 – SUBSEQUENT EVENTS

April 2022 Notes

Subsequent to December 31, 2022, the Company offered and sold an additional $306,200 of the April 2022 Notes bearing no interest and are due and payable on various dates from June 30, 2023 through September 30, 2023.

As of March 31, 2023, the Company has not repaid April 2022 Notes convertible notes totaling $431,500 with maturity dates of December 31, 2022 through March 31, 2023 and these convertible notes are now in default. The Company is currently in discussions with the note holders to convert the April 2022 Notes into the Company’s common stock upon the Company’s Reg A being declared effective.

In addition, one note of $100,000 issued in January 2023 allows for the repurchase of up to 100,000 converted common shares at $2.50 per share should the Company fail to meet the Reg A Tier II offering of $5.00 per share.

Investment in WC Mine Holdings

On January 5, 2023, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One, LLC (“Fourth & One”) with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WC Mine Holdings, LLC (“WCMH”) giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000 for the Kinsley Mountain mineral, resources, and water rights. The preliminary appraisal of the property is estimated at approximately $33 million. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime digital coins (“Coins”), valued at $1,450,000. The promissory note provides for no interest and matured on March 31, 2023 (“Maturity Date”). The Company is currently in discussions with Fourth & One to convert the promissory note into the Company’s common stock. In addition, the promissory note provides that the Company may convert all amounts at any time prior to the Maturity Date and after gaining approval by the Securities and Exchange Commission of the Company’s REG A II $3 per share Offering and Fourth & One may convert all amounts into common stock prior to the Maturity Date at a conversion price of $2.00 per share. The Agreement also provides that should Fourth & One not be able to convert the Coins on or before June 1, 2023 at a conversion ratio of $800 per Coin, the Company will purchase all of the Coins for a total of $1,600,000 (2,000 Coins at $800 per Coin) on June 1, 2023.

Consulting Agreement

In conjunction with the December 2, 2022 Consulting Agreement with Top Flight, a total of 12,000,000 common shares were issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus based of $1,200,000 resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights (see Note 15).

Preferred Stock

During February and March 2023, holders of 64,000,000 shares of common stock (57,000,000 shares from related parties and 7,000,000 shares third parties) elected to exchange these shares for an aggregate of 64,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

