Form 10-Q
period 2023-03-31
Thunder Energies Corp
filed 2023-05-15
CIK 1524872

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 000-54464

THUNDER ENERGIES CORPORATION
(Exact Name of Registrant as specified in its charter)

Florida	45-1967797
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

1100 Peachtree Street NE, Suite 200, Atlanta, Georgia	30309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 786-855-6190

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None		N/A

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

The number of shares outstanding of the issuer’s Common Stock, $0.001 par value, as of May 15, 2023 was 25,140,735 shares.

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

NONE

2

THUNDER ENERGIES CORPORATION

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$32,210	$48,881
Notes receivable - related party	27,835	26,200
Deferred offering costs	25,750	9,000
Prepaid expenses and other assets	2,403,000	61,811
Total current assets	2,488,795	145,892

Total assets	$2,488,795	$145,892

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$80,019	$82,819
Accrued expenses	1,552,438	283,745
Derivative liability	93,969	85,590
Short-term convertible notes payable, net of discount of $0 and $0, respectively	2,037,066	1,568,366
Accrued interest	7,082,511	4,756,266
Total current liabilities	10,846,003	6,776,786
Non-current liabilities:
Long-term convertible notes payable	8,000	8,000
Total non-current liabilities	8,000	8,000
Total liabilities	10,854,003	6,784,786

Commitments and contingencies (Note 9)

Stockholders' deficit
Preferred stock - Series A: $0.001 par value, 50,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Preferred stock - Series B: $0.001 par value, 10,000,000 authorized; 69,000 and 5,000 shares issued and outstanding, respectively	69	5
Preferred stock - Series C: $0.001 par value, 10,000,000 authorized; 10,000 and 10,000 shares issued and outstanding, respectively	10	10
Common stock: $0.001 par value 900,000,000 authorized; 25,140,735 and 25,140,735 shares issued and outstanding, respectively	25,140	25,140
Additional paid-in-capital	1,912,824	720,888
Common stock to be issued	–	52,000
Accumulated deficit	(10,353,251)	(7,486,937)
Total stockholders' deficit	(8,365,208)	(6,638,894)
Total liabilities and stockholders' deficit	$2,488,795	$145,892

See notes to unaudited condensed consolidated financial statements

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2023	2022

Net revenues	$–	$–

Cost of sales	–	–

Gross Profit	–	–

Operating expenses:
Advertising and marketing expenses	209,014	–
Stock based compensation	–	750,000
General and administrative	322,676	54,450
Total operating expenses	531,690	804,450
Loss from operations	(531,690)	(804,450)

Other (income) expense:
Change in derivative liability	8,379	(3,339)
Accretion of debt discount	–	77,671
Interest expense	2,326,245	469,992
Gain on disposal of discontinued operations	–	(901,000)
Total other (income)	2,334,624	(356,676)

Loss before income taxes	(2,866,314)	(447,774)
Income taxes	–	–

Net loss	$(2,866,314)	$(447,774)

Net loss per share, basic and diluted	$(0.06)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	47,940,735	69,529,624

See notes to unaudited condensed consolidated financial statements

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Preferred Stock A*		Preferred Stock B*		Preferred Stock C*
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, January 1, 2022	50,000,000	$50,000	5,000	$5	10,000	$10
Common shares returned to treasury for cancellation*	–	–	–	–	–	–
Issuance of fully vested common shares issued against employment services*#	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, March 31, 2022	50,000,000	$50,000	5,000	$5	10,000	$10

Balance, January 1, 2023	50,000,000	$50,000	5,000	$5	10,000	$10
Common shares issued for services	–	–	–	–	–	–
Conversion of common stock for Series B preferred stock#	–	–	64,000	64	–	–
Net loss	–	–	–	–	–	–
Balance, March 31, 2023	50,000,000	$50,000	69,000	$69	10,000	$10

(continued)

			Common Stock		Additional		Total
	Common Stock		to be Issued		Paid	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance, January 1, 2022	80,140,735	$80,140	–	$–	$(693,112)	$(2,020,464)	$(2,583,421)
Common shares returned to treasury for cancellation*	(55,000,000)	(55,000)	–	–	55,000	–	–
Issuance of fully vested common shares issued against employment services#	–	–	25,000,000	25,000	725,000	–	750,000
Net loss	–	–	–	–	–	(447,774)	(447,774)
Balance, March 31, 2022	25,140,735	$25,140	25,000,000	$25,000	$86,888	$(2,468,238)	$(2,281,195)

Balance, January 1, 2023	25,140,735	$25,140	52,000,000	$52,000	$720,888	$(7,486,937)	$(6,638,894)
Common shares issued for services	–	–	12,000,000	12,000	1,128,000	–	1,140,000
Conversion of common stock for Series B preferred stock#	–	–	(64,000,000)	(64,000)	63,936	–	–
Net loss	–	–	–	–	–	(2,866,314)	(2,866,314)
Balance, March 31, 2023	25,140,735	$25,140	–	$–	$1,912,824	$(10,353,251)	$(8,365,208)

* Per Note 1, on acquisition of TNRG Preferred Stock, Mr. Shvo (the Company’s previous CEO) submitted 55,000,000 shares of restricted common stock to the Company’s treasury for cancellation. In addition, on February 28, 2022, Mr. Shvo sold 100% of the issued and outstanding shares of preferred stock of the Company to purchaser, as defined.

# Relates to issue of unregistered securities as described in Note 6. In addition, in January 2023, the Company issued 12,000,000 common shares. All shares are reflected in the Company’s disclosures. These shares were subsequently converted to Series B preferred shares in February 2023.

See notes to unaudited condensed consolidated financial statements

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(2,866,314)	$(447,774)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accretion of debt discount	–	77,671
Change in fair value of derivative liability	8,379	(3,339)
Gain on disposal of discontinued operations	–	(901,000)
Stock based compensation	–	750,000
Changes in operating assets and liabilities:
Notes receivable - related party	(1,635)	–
Deferred offering costs	(16,750)	–
Prepaid expenses	(1,189)	–
Accounts payable	(2,800)	54,648
Accrued interest	2,326,245	469,994
Accrued expenses	68,693	–
Other current liabilities	–	–
Net cash (used in) provided by operating activities	(485,371)	200

Cash flows from financing activities:
Proceeds from convertible notes payable	468,700	–
Net cash provided by financing activities	468,700	–

Net (decrease) increase in cash	(16,671)	200

Cash at beginning of period	48,881	–
Cash at end of period	$32,210	$200

Non-cash investing and financing activities:
Issuance of common stock for finder's fees in conjunction with investment	$1,140,000	$–
Accrued expenses for finder's fees in conjunction with investment	$1,200,000	$–
Conversion of common stock for Series B preferred stock	$64,000	$–
Common shares returned to treasury for cancellation	$–	$55,000

See notes to unaudited condensed consolidated financial statements

THUNDER ENERGIES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

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

As part of the Purchase, on April 13, 2022, Mr. Shvo submitted 55,000,000 shares of restricted common stock to the Company’s treasury for cancellation, in consideration for the transfer to him by TNRG of all of the issued and outstanding membership interests, assets and liabilities of Nature and THEHEMPLUG, LLC a Florida limited liability company (“HP”), both of which are wholly-owned subsidiaries of TNRG.

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

b. $85,766 Convertible Note held by ELSR and SP11 plus accrued interest

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022 included in the Form 10-K filed with the SEC on March 31, 2023. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $10,353,251 and $7,486,937 at March 31, 2023 and December 31, 2022, respectively, had a working capital deficit of $8,357,208 and $6,630,894 at March 31, 2023 and December 31, 2022, respectively, and had a net loss of $2,866,314 and $447,774 for the three months ended March 31, 2023 and 2022, respectively, with limited revenue earned since inception, no current revenue generating operations, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounts Receivable

Accounts receivable are non-interest-bearing obligations due under normal course of business. Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company has no allowance for doubtful accounts as of March 31, 2023 and December 31, 2022.

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

Advertising and Marketing Costs

Advertising and marketing expenses are recorded when they are incurred. Advertising and marketing expense was $209,014 and $0 for the three months ended March 31, 2023 and 2022, respectively.

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

Impairment of Long-lived Assets

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the discounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. The Company recorded no impairments as of March 31, 2023 and December 31, 2022.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2023 and December 31, 2022, the fair value of cash, notes receivable, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The following table summarize the Company’s fair value measurements by level at March 31, 2023 for the assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Derivative liability	$–	$–	$93,969

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	March 31, 2023	December 31, 2022
Series A convertible preferred stock	500,000,000	500,000,000
Series B convertible preferred stock	69,000,000	5,000,000
Total potentially dilutive shares	569,000,000	505,000,000

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known loss commitments or contingencies as of March 31, 2023 and December 31, 2022.

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

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

As of March 31, 2023, the Company had prepaid expenses for consulting services related to Investment in WC Mine Holdings of $2,340,000. On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. As part of the consideration terms of the agreement, Top Flight was entitled to a total of 12,000,000 common shares, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $1,200,000 resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights (see Note 9). On January 5, 2023, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One with respect to investment in WC Mine Holdings in exchange of promissory note of $4,000,000 and 2,000 RoRa Prime digital coins (“Coins”), valued at $1,450,000 and accordingly, the Company issued 12,000,000 common shares to Top Flight valued at $1,140,000 on January 5, 2023. Since this agreement is contingent on until such time as the Coin is ‘live” on NYXEX exchange and the Company’s Regulation A being declared effective, the shares issued valued at $1,140,000 along with bonus of $1,200,000 recorded as prepaid expenses as of March 31, 2023. Also, the amount of bonus is payable as of March 31, 2023 and shown as accrued expenses in the Condensed Consolidated Balance Sheet.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

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

On January 9, 2020, Mina Mar Corporation, a Florida corporation (d/b/a Mina Mar Group) acquired 50,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) of Thunder Energies Corporation (the “Company”), from Hadronic Technologies, Inc., a Florida corporation. The purchase price of $94,766 for the Preferred Stock was paid by the assumption of a Company note obligation of $85,766 by Emry Capital Inc (“Emry”), with the balance paid in cash.

On March 24, 2020, the then current note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of March 31, 2023.

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $93,969 and $85,590 as of March 31, 2023 and December 31, 2022, and recorded a change in derivative liability of $8,379 and $(3,339) during the three months ended March 31, 2023 and 2022, respectively.

On June 24, 2020, Emry, holder of a convertible promissory note in principal amount of $85,766 dated April 22, 2019, sold 50% of each (Promissory Debentures and convertible promissory note), including accrued and unpaid interest, fees and penalties, in separate transactions to third party companies, SP11 Capital Investments and E.L.S.R. CORP, Florida companies, such that SP11 Capital Investments and E.L.S.R. CORP each hold 50% of each respective debt instrument.

As a result of the failure to timely file our Form 10-Q for the three-month periods ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. The Company recorded default interest of $14,931 and $7,398 during the three months ended March 31, 2023 and 2022, respectively.

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions with the note holder to convert the GHS Note into the Company’s common stock upon the Company’s Regulation A being declared effective.

On April 17, 2023, the Company informed SP11 and ELSR Corporation of an illegal convertible promissory note (the “Notes”) in the name of Thunder Energies Corporation. The Notes are being cancelled by Thunder Energies Corporation as there is no record of consideration paid to the Company, the agreement for the Notes was not an arms length transaction with the lender and borrower, and it violates Chapter 687 of the 2022 Florida Statutes – Commercial Relations, Interest and Usury; Lending Practices. The Company will no longer accrue interest or penalties on these Notes. The Company will continue to recognize the Notes and accrued interest currently recorded in the Consolidated Balance Sheets with a total balance due of $6,810,915 ($120,766 of Notes and $6,690,149 of accrued interest) as of March 31, 2023.

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

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature (“BCF”) and determined that the instrument does have a BCF. A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible, and is recorded as additional paid in capital and as a debt discount in the Balance Sheet. As such, the proceeds of the notes were allocated, based on fair values, as $220,000 to the debt discount. The debt discount is accreted over the term of the convertible notes to interest expense in the accompanying consolidated Statements of Operations. The principal balance due at March 31, 2023 is $220,000 and is presented as a short-term liability in the balance sheet.

As a result of the failure to timely file our Form 10-Q for the three-month periods ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. In exchange for the Agreement, the Company agreed to pay a one-time interest charge of $11,680 in the year ended December 31, 2021. The Company recorded default interest of $16,611 and $13,560 during the three months ended March 31, 2023 and 2022, respectively.

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions with the note holder to convert the Note into the Company’s common stock upon the Company’s Regulation A being declared effective.

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

As a result of the failure to timely file our Form 10-Q for the three-month periods ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. The Company recorded default interest of $30,517 and $24,891 during the three months ended March 31, 2023 and 2022, respectively.

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions with the note holder to convert the Note into the Company’s common stock upon the Company’s Regulation A being declared effective.

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through October 31, 2024 for aggregate gross proceeds of $1,469,300 (including $1,500 against which services were received) through March 31, 2023. Notes totaling $300,000 issued in February 2023 and December 2022 allows for the repurchase of up to a total of 385,714 converted common shares at $2.50 per share and notes totaling $100,000 issued in March 2023 allows for the repurchase of up to a total of 100,000 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share for notes amounting to $750,100, $0.70 per share for notes amounting to $284,200, and $1.00 per share for notes amounting to $435,000 into the Company’s common stock if before any public offering. The April 2022 Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

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

The Company has not repaid fifty convertible notes totaling $487,100 and these convertible notes are now in default. The Company is currently in discussions with these note holders to convert the Notes into the Company’s common stock upon the Company’s Regulation A being declared effective.

$4,000,000 Promissory Note

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WCMH giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime Coins (“Coins”), valued at $1,450,000. The Fourth & One agreement is contingent on until such time as the Coin is "live" on NYXEX exchange and the Company’s Regulation A being declared effective. The expectation is that the conversion will take place as part of the Regulation A filing (see Note 9).

$40,000,000 Convertible Note

On May 13, 2022, the Company issued a convertible promissory note in the principal amount totaling $40,000,000 in exchange for 50,000 Coins, valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. As amended effective May 7, 2023, the Convertible Promissory Note shall not be enforceable until such time as the Holder’s consideration, RoRa Coin is “live” on an exchange, or swap engine, and available through a mutually agreed upon cryptocurrency wallet such as NyX, MetaMask, Exodus, Ledger, or similar. The expected date for being live is June 3, 2023. The parties agree to establish a time is of the essence date of December 31, 2023 for Holder to meet the “live” requirement. Should Holder not meet the “live” requirement by December 31, 2023, then Borrower shall return all RoRa Coins and Holder shall release all claims on any shares or Convertible Promissory Note, Conversion rights shall not vest until such time as the holder’s consideration, Coins are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

Promissory Debenture

On February 15, 2020, the Company entered into Promissory Agreement and Convertible Debentures (“Promissory Debentures”) with Emry for a principal sum of $70,000 (which was paid in two tranches: $50,000, paid on February 15, 2020, and $20,000, paid in April 2020). The Promissory Debentures bear interest, both before and after default, at 15% per month, calculated and compounded monthly. At the election of the holder, at any time during the period between the date of issuance and the one year anniversary of the Promissory Debentures, the Promissory Debentures are convertible into shares of the Company’s common stock at a conversion price of $0.001 per share. In addition, the Promissory Debentures provide for an interest equal to 15% of TNRG annual sales, payable on the 2nd day following the date of issuance of the Company’s audited financial statements.

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

On October 4, 2020, SP11 converted $35,000 of its Promissory Debentures at $0.01 per share into 3,500,000 shares of the Company’s common stock. On November 22, 2021, the loan of $48,000 and accrued and unpaid interest of $573,798 totaling $621,798 was forgiven by EMRY. On April 17, 2023, the Company informed SP11 and ELSR Corporation of an illegal convertible promissory note (the “Notes”) in the name of Thunder Energies Corporation. The Notes are being cancelled by Thunder Energies Corporation as there is no record of consideration paid to the Company, the agreement for the Notes was not an arms length transaction with the lender and borrower, and it violates Chapter 687 of the 2022 Florida Statutes – Commercial Relations, Interest and Usury; Lending Practices. The Company will no longer accrue interest or penalties on these Notes. The Company will continue to recognize the Notes and accrued interest currently recorded in the Consolidated Balance Sheets with a total balance due of $6,810,915 ($120,766 of Notes and $6,690,149 of accrued interest) as of March 31, 2023.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has been authorized to issue 900,000,000 shares of common stock, $0.001 par value of which there are 25,140,735 issued and outstanding at March 31, 2023 and December 31, 2022, respectively. Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution.

As part of the Purchase, on April 13, 2022, Mr. Shvo submitted 55,000,000 shares of restricted common stock to the Company’s treasury for cancellation, in consideration for the transfer to him by TNRG of all of the issued and outstanding membership interests, assets and liabilities of Nature and HP, both of which are wholly-owned subsidiaries of TNRG.

On March 1, 2022, as amended on October 1, 2022 and December 28, 2022, the Company entered into an Employment Agreement with Mr. Ricardo Haynes whereby Mr. Haynes became the sole Director, CEO and Chairman of the Board, and the acting sole officer of the Company. The Employment Agreement is in effect until September 30, 2027. Under this Engagement Agreement, Mr. Haynes will be entitled to a total of 25,000,000 common shares, vesting immediately, valued at $750,000 (based on the Company’s stock price on the date of issuance). In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $1,200,000 resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares and the bonus are included under prepaid expenses and other assets in the Consolidated Balance Sheets at March 31, 2023.

	•	a total of 28,000,000 common shares, vesting immediately, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in June 2023.

	•	a total of 5,000,000 common shares, vesting immediately, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur in July 2023.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 5,000,000 common shares, valued at $150,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 2,000,000 common shares, valued at $60,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

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

During February and March 2023, holders of 64,000,000 shares of common stock (57,000,000 shares from related parties and 7,000,000 shares from third parties) elected to exchange these shares for an aggregate of 64,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 6 and 9, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

On April 2, 2022, the Company entered into a demand note (“Demand Note”) with Bear Village, Inc., a related party, for $36,200. The Demand Note bears no interest, is due on demand, and is unsecured. The Company advanced Bear Village $1,635 and received no repayments during the three months ended March 31, 2023. The Company had no advances and received no repayments from Bear Village during the three months ended March 31, 2022. The Company has a balance due from Bear Village of $27,835 as of March 31, 2023.

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $1,200,000 resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

	•	a total of 28,000,000 common shares, vesting immediately, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in June 2023.

	•	a total of 5,000,000 common shares, vesting immediately, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur in July 2023.

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the three months ended March 31, 2023.

During the three months ended March 31, 2023 and 2022, the Company paid Top Flight $245,000 ($75,000 for monthly consulting services and $170,000 for goals based bonus) and $0, respectively, with a balance due of $1,277,000 and $247,000 as of March 31, 2023 and December 31, 2022, respectively.

NOTE 8 – EARNINGS PER SHARE

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Three Months Ended March 31,
	2023	2022
Series A convertible preferred stock	500,000,000	500,000,000
Series B convertible preferred stock	69,000,000	5,000,000
Total potentially dilutive shares	569,000,000	505,000,000

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2023	2022

Net loss attributable to the common stockholders	$(2,866,314)	$(447,774)

Basic weighted average outstanding shares of common stock	47,940,735	69,529,624
Dilutive effect of options and warrants	–	–
Diluted weighted average common stock and common stock equivalents	$47,940,735	$69,529,624

Loss per share:
Basic and diluted	$(0.06)	$(0.01)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Consulting Agreements

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

• a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $1,200,000 resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares and the bonus are included under prepaid expenses and other assets in the Consolidated Balance Sheets at March 31, 2023.

	•	a total of 28,000,000 common shares, vesting immediately, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in June 2023.

	•	a total of 5,000,000 common shares, vesting immediately, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur in July 2023.

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the three months ended March 31, 2023.

During the three months ended March 31, 2023 and 2022, the Company paid Top Flight $245,000 ($75,000 for monthly consulting services and $170,000 for goals based bonus) and $0, respectively, with a balance due of $1,277,000 and $247,000 as of March 31, 2023 and December 31, 2022, respectively.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 5,000,000 common shares, valued at $150,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 2,000,000 common shares, valued at $60,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

Investment in WC Mine Holdings

On September 8, 2022, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One, LLC (“Fourth & One”) with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WC Mine Holdings, LLC (“WCMH”) giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000 for the Kinsley Mountain mineral, resources, and water rights. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime digital coins (“Coins”), valued at $1,450,000. The promissory note provides for no interest and matured on October 31, 2022 (“Maturity Date”). In addition, the promissory note provides that the Company may convert all amounts at any time prior to the Maturity Date and after gaining approval by the Securities and Exchange Commission of the Company’s Regulation A II Offering and Fourth & One may convert all amounts into common stock prior to the Maturity Date at a conversion price of $2.00 per share. The Agreement also provides that should Fourth & One not be able to convert the Coins on or before October 31, 2022 at a conversion ratio of $800 per Coin, the Company will purchase all of the Coins for a total of $1,600,000 (2,000 Coins at $800 per Coin) on October 31, 2022. The Company is currently in discussions with Fourth & One to convert the promissory note into the Company’s common stock. The expectation is that the conversion will take place as part of the Regulation A filing.

On November 1, 2022, the Company and Fourth & One mutually agreed to terminate the Agreement and the Company was released from any obligations.

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WCMH giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 Coins, valued at $1,450,000. The Fourth & One agreement is contingent on until such time as the Coin is “live” on NYXEX exchange and the Company’s Regulation A being declared effective. The expectation is that the conversion will take place as part of the Regulation A filing.

Sponsorship Agreement

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner. During the three months ended March 31, 2023 and 2022, the Company made no payments to the Aces with a balance due of $243,438 and $36,745 as of March 31, 2023 and December 31, 2022, respectively.

Financing Engagement Agreement

On August 25, 2022, the Company entered into a Legal Services Agreement with The George Law Group in connection with an issuance of multi-tranched securitization (“Financing”) which shall utilize a pledge of the Company’s stock and other properties currently owned or under the Company’s control. The legal fee shall be one-half of one percent (0.5%) of the par amount of any Financing. The Company has paid a retainer of $21,000 during the three months ended March 31, 2023 with a prepaid balance of $63,000 and $42,000 as of March 31, 2023 and December 31, 2022, respectively.

NOTE 10 – SUBSEQUENT EVENTS

April 2022 Notes

Subsequent to March 31, 2023, the Company offered and sold an additional $202,000 of the April 2022 Notes bearing no interest and are due and payable on December 31, 2023. Notes totaling $200,000 issued in April 2023 allows for the repurchase of up to 400,000 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share.

ELSR and SP11 Promissory Debenture and Convertible Note

On April 17, 2023, the Company informed SP11 and ELSR Corporation of an illegal convertible promissory note (the “Notes”) in the name of Thunder Energies Corporation. The Notes are being cancelled by Thunder Energies Corporation as there is no record of consideration paid to the Company, the agreement for the Notes was not an arms length transaction with the lender and borrower, and it violates Chapter 687 of the 2022 Florida Statutes – Commercial Relations, Interest and Usury; Lending Practices. The Company will no longer accrue interest or penalties on these Notes. The Company will continue to recognize the Notes and accrued interest currently recorded in the Consolidated Balance Sheets with a total balance due of $6,810,915 ($120,766 of Notes and $6,690,149 of accrued interest) as of March 31, 2023.

$40,000,000 Convertible Note

On May 13, 2022, the Company issued a convertible promissory note in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. As amended effective May 7, 2023, the Convertible Promissory Note shall not be enforceable until such time as the Holder’s consideration, RoRa Coin is “live” on an exchange, or swap engine, and available through a mutually agreed upon cryptocurrency wallet such as NyX, MetaMask, Exodus, Ledger, or similar. The expected date for being live is June 3, 2023. The parties agree to establish a time is of the essence date of December 31, 2023 for Holder to meet the “live” requirement. Should Holder not meet the “live” requirement by December 31, 2023, then Borrower shall return all RoRa Coins and Holder shall release all claims on any shares or Convertible Promissory Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Energies Corporation for the period ended March 31, 2023 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

On January 9, 2020, Mina Mar Corporation, a Florida corporation (d/b/a Mina Mar Group) acquired 50,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) of Thunder Energies Corporation (the “Company”), from Hadronic Technologies, Inc., a Florida corporation. The purchase price of $94,766 for the Preferred Stock was paid by the assumption of a Company note obligation of $85,766 by Emry Capital Inc (“Emry”), with the balance paid in cash.

On March 24, 2020, the then current note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of December 31, 2022.

On June 24, 2020, Emry, holder of a convertible promissory note in principal amount of $85,766 dated April 22, 2019, sold 50% of each (Promissory Debentures and convertible promissory note), including accrued and unpaid interest, fees and penalties, in separate transactions to third party companies, SP11 Capital Investments and E.L.S.R. CORP, Florida companies, such that SP11 Capital Investments and E.L.S.R. CORP each hold 50% of each respective debt instrument.

On April 17, 2023, the Company informed SP11 and ELSR Corporation of an illegal convertible promissory note (the “Notes”) in the name of Thunder Energies Corporation. The Notes are being cancelled by Thunder Energies Corporation as there is no record of consideration paid to the Company, the agreement for the Notes was not an arms length transaction with the lender and borrower, and it violates Chapter 687 of the 2022 Florida Statutes – Commercial Relations, Interest and Usury; Lending Practices. The Company will no longer accrue interest or penalties on these Notes. The Company will continue to recognize the Notes and accrued interest currently recorded in the Consolidated Balance Sheets with a total balance due of $6,810,915 ($120,766 of Notes and $6,690,149 of accrued interest) as of March 31, 2023.

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

As part of the Purchase, on April 13, 2022, Mr. Shvo submitted 55,000,000 shares of restricted common stock to the Company’s treasury for cancellation.

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
b.	$85,766 Convertible Note held by ELSR and SP11 plus accrued interest
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

Recent Developments

During February and March 2023, holders of 64,000,000 shares of common stock (57,000,000 shares from related parties and 7,000,000 shares from third parties) elected to exchange these shares for an aggregate of 64,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock

On January 19, 2023, the Company initiated a Regulation A Tier II offering of up to 75,000,000 of the Company’s common stock at $5.00 per share. The Company expects that, not including state filing fees, the amount of expenses of the offering that it will pay will be approximately $3,700,000 based on the maximum number of shares sold in this offering.

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One, LLC (“Fourth & One”) with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WC Mine Holdings, LLC (“WCMH”) giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000 for the Kinsley Mountain mineral, resources, and water rights. TNRG recently engaged three licensed geologists to assess the preliminary value of the minerals at Kinsley Mountain on the 4 patented and 98 unpatented claims by drone surveillance, a small collection of surface samples and historical information at Kinsley Mountain and neighboring geological formations. The Kinsley project is located in the Kinsley Mountains in Elko and White Pine counties, northeastern Nevada, approximately 150 kilometers northeast of Ely, Nevada, and 83 kilometers southwest of West Wendover, Nevada. Access is via paved U.S. Highway Alternate 93 to approximately 65 kilometers southwest of the town of West Wendover, Nevada, and then south for 18 kilometers on an improved gravel road, known as the Kinsley Mountain mine road, to the project site. The approximate geographic center of the Kinsley project is 40° 09′ N latitude and 114° 20′ W longitude.

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

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $1,200,000 resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares and the bonus are included under prepaid expenses and other assets in the Consolidated Balance Sheets at March 31, 2023.

	•	a total of 28,000,000 common shares, vesting immediately, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in June 2023.

	•	a total of 5,000,000 common shares, vesting immediately, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur in July 2023.

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the three months ended March 31, 2023.

Description of Business

TNRG was founded in April 2010 and underwent new management as of April 2022. The new team’s singular objective is to rapidly increase the current and future shareholder value of its stock by divesting from its stagnant CBD/Hemp retail cannabidiol business model and expanding its investments footprint into the following business sectors to create a diversified portfolio of cash flowing assets such as the following:

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

Recent Developments

Convertible Note Payable

Short Term

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through October 31, 2024 for aggregate gross proceeds of $1,469,300 (including $1,500 against which services were received) through March 31, 2023. Notes totaling $300,000 issued in February 2023 and December 2022 allows for the repurchase of up to a total of 385,714 converted common shares at $2.50 per share and notes totaling $100,000 issued in March 2023 allows for the repurchase of up to a total of 100,000 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share for notes amounting to $750,100, $0.70 per share for notes amounting to $284,200, and $1.00 per share for notes amounting to $435,000 into the Company’s common stock if before any public offering. Subsequent to March 31, 2023, the Company offered and sold an additional $202,000 of the April 2022 Notes bearing no interest and are due and payable on December 31, 2023. Notes totaling $200,000 issued in April 2023 allows for the repurchase of up to 400,000 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The April 2022 Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

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

As of May 15, 2023, the Company has not repaid April 2022 Notes convertible notes totaling $487,100 with maturity dates of December 31, 2022 through April 30, 2023 and these convertible notes are now in default. The Company is currently in discussions with the note holders to convert the April 2022 Notes into the Company’s common stock upon the Company’s Regulation A being declared effective.

$4,000,000 Promissory Note

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WCMH giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 Coins, valued at $1,450,000. The Fourth & One agreement is contingent on until such time as the Coin is “live” on NYXEX exchange and the Company’s Regulation A being declared effective. The expectation is that the conversion will take place as part of the Regulation A filing.

$40,000,000 Convertible Note

On May 13, 2022, the Company issued a convertible promissory note in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. As amended effective May 7, 2023, the Convertible Promissory Note shall not be enforceable until such time as the Holder’s consideration, RoRa Coin is “live” on an exchange, or swap engine, and available through a mutually agreed upon cryptocurrency wallet such as NyX, MetaMask, Exodus, Ledger, or similar. The expected date for being live is June 3, 2023. The parties agree to establish a time is of the essence date of December 31, 2023 for Holder to meet the “live” requirement. Should Holder not meet the “live” requirement by December 31, 2023, then Borrower shall return all RoRa Coins and Holder shall release all claims on any shares or Convertible Promissory Note, Conversion rights shall not vest until such time as the holder’s consideration, Coins are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

Investment in WC Mine Holdings

On January 5, 2023, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One, LLC (“Fourth & One”) with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WC Mine Holdings, LLC (“WCMH”) giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000 for the Kinsley Mountain mineral, resources, and water rights. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime digital coins (“Coins”), valued at $1,450,000. The promissory note provides for no interest and matured on March 31, 2023 (“Maturity Date”). In addition, the promissory note provides that the Company may convert all amounts at any time prior to the Maturity Date and after gaining approval by the Securities and Exchange Commission of the Company’s Regulation A II $5.00 per share Offering and Fourth & One may convert all amounts into common stock prior to the Maturity Date at a conversion price of $2.00 per share. The Agreement also provides that should Fourth & One not be able to convert the Coins on or before June 1, 2023 at a conversion ratio of $800 per Coin, the Company will purchase all of the Coins for a total of $1,600,000 (2,000 Coins at $800 per Coin) on June 1, 2023. The Company is currently in discussions with Fourth & One to convert the promissory note into the Company’s common stock. The expectation is that the conversion will take place as part of the Regulation A filing.

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

Consulting Agreements

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $1,200,000 resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares and the bonus are included under prepaid expenses and other assets in the Consolidated Balance Sheets at March 31, 2023.

	•	a total of 28,000,000 common shares, vesting immediately, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in June 2023.

	•	a total of 5,000,000 common shares, vesting immediately, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur in July 2023.

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the year ended December 31, 2022.

During the three months ended March 31, 2023 and 2022, the Company paid Top Flight $245,000 ($75,000 for monthly consulting services and $170,000 for goals based bonus) and $0, respectively, with a balance due of $1,277,000 and $247,000 as of March 31, 2023 and December 31, 2022, respectively.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 5,000,000 common shares, valued at $150,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 2,000,000 common shares, valued at $60,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

Sponsorship Agreement

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner. During the three months ended March 31, 2023 and 2022, the Company made no payments to the Aces with a balance due of $243,438 and $36,745 as of March 31, 2023 and December 31, 2022, respectively.

Preferred Stock

During February and March 2023, holders of 64,000,000 shares of common stock (57,000,000 shares from related parties and 7,000,000 shares from third parties) elected to exchange these shares for an aggregate of 64,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

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

Results of Operations for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Net revenues	$–	$–
Cost of sales	–	–
Gross Profit	–	–
Operating expenses	531,690	804,450
Other expense	(2,334,624)	(356,676)
Net loss before income taxes	$(2,866,314)	$(447,774)

Net Revenues

For the three months ended March 31, 2023 and 2022, we had no revenues.

Cost of Sales

For the three months ended March 31, 2023 and 2022, we had no cost of sales as we had no revenues.

Operating Expenses

Operating expenses decreased by $272,760, or 33.9%, to $531,690 for three months ended March 31, 2023 from $804,450 for the three months ended March 31, 2022 primarily due to decreases in stock based compensation of $750,000, and compensation costs of $50,000, offset primarily by increases in investor relations costs of $19,600, consulting fees of $198,140, marketing costs of $209,014, professional fees of $58,746, travel costs of $39,895, and general and administration costs of $1,845, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended March 31, 2023, we had marketing expenses of $209,014 and general and administrative expenses of $322,676 primarily due to professional fees of $63,396, investor relations costs of $19,600, consulting fees of $198,140, travel costs of $39,895, and general and administration costs of $1,645, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended March 31, 2022, we had operating expenses of $804,450 comprised of stock based compensation of $750,000, payroll costs of $50,000, and general and administration costs of $4,450.

Other Expense

Other expense for the three months ended March 31, 2023 totaled $2,334,624 primarily due to interest expense on notes payable of $2,326,245 and the change in derivative liability of $8,379, compared to other expense of $356,676 for the three months ended March 31, 2022 primarily due to the gain on extinguishment of debt in conjunction with change of control of $901,000 and the change in derivative liability of $3,339, offset primarily by interest expense in conjunction with debt discount of $77,671 and interest expense on notes payable of $469,992.

Net loss before income taxes and discontinued operations

Net loss before income taxes and discontinued operations for the three months ended March 31, 2023 and 2022 totaled $2,866,314 and $447,774, respectively, primarily representing the operating and other expense as described above.

Financial Condition.

Total Assets.

Assets were $2,488,795 as of March 31, 2023. Assets were cash of $32,210, notes receivable – related party of $27,835 (due from Bear Village), deferred offering costs of $25,750, and prepaid expenses and other assets of $2,403,000. Assets were $145,892 as of December 31, 2022. Assets were cash of $48,881, notes receivable – related party of $26,200 (due from Bear Village), deferred offering costs of $9,000, and prepaid expenses of $61,811.

Total Liabilities.

Liabilities were $10,854,003 as of March 31, 2023. Liabilities consisted primarily of accounts payable of $80,019, derivative liability of $93,969, accrued expenses of $1,552,438, accrued interest of $7,082,511, short-term convertible notes payable of $2,037,066, and long-term convertible notes payable of $8,000. Liabilities were $6,784,786 as of December 31, 2022. Liabilities consisted primarily of accounts payable of $82,819, derivative liability of $85,590, accrued expenses of $283,745, accrued interest of $4,756,266, and convertible notes payable of $1,576,366.

Liquidity and Capital Resources.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $10,353,251 at March 31, 2023, had a working capital deficit of $8,357,208 and $6,630,894 at March 31, 2023 and December 31, 2022, respectively, and had a net loss of $2,866,314 and $447,774 for the three months ended March 31, 2023 and 2022, respectively, and net cash used in operating activities of $485,371 and net cash provided by operating activities of $200 for the three months ended March 31, 2023 and 2022, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to expand operations and increase revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public offering or an asset sale transaction. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While management believes in the viability of its strategy to generate revenues and in its ability to raise additional funds or transact an asset sale, there can be no assurances to that effect or on terms acceptable to the Company. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

General – Overall, we had a decrease in cash flows of $16,671 in the three months ended March 31, 2023 resulting from cash used in operating activities of $485,371, and offset primarily by cash provided by financing activities of $468,700.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Net cash provided by (used in):
Operating activities	$(485,371)	$200
Investing activities	–	–
Financing activities	468,700	–
Net (decrease) increase in cash	$(16,671)	$200

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Cash Flows from Operating Activities – For the three months ended March 31, 2023, net cash used in operations was $485,371 compared to net cash provided by operations of $200 for the three months ended March 31, 2022. Net cash used in operations was primarily due to a net loss of $2,866,314 for three months ended March 31, 2023 and the changes in operating assets and liabilities of $2,372,564, primarily due to the increase in accrued interest of $2,326,245 and accrued expenses of $68,693, offset partially by decreases in accounts payable of $2,800, notes receivable – related party of $1,635, deferred offering costs of $16,750, and prepaid expenses of $1,189. In addition, net cash used in operating activities includes adjustments to reconcile net profit from the change in fair value of derivative liability of $8,379.

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

Cash Flows from Investing Activities – For the three months ended March 31, 2023 and 2022, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities – For the three months ended March 31, 2023, net cash provided by financing was $468,700, due to proceeds from short term convertible notes. The Company had no cash flows from financing activities for the three months ended March 31, 2022.

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

Common Stock

As part of the Purchase, on April 13, 2022, Mr. Shvo submitted 55,000,000 shares of restricted common stock to the Company’s treasury for cancellation, in consideration for the transfer to him by TNRG of all of the issued and outstanding membership interests, assets and liabilities of Nature and HP, both of which are wholly-owned subsidiaries of TNRG.

On March 1, 2022, as amended on October 1, 2022 and December 28, 2022, the Company entered into an Employment Agreement with Mr. Ricardo Haynes whereby Mr. Haynes became the sole Director, CEO and Chairman of the Board, and the acting sole officer of the Company. The Employment Agreement is in effect until September 30, 2027. Under this Employment Agreement, Mr. Haynes will be entitled to a total of 25,000,000 common shares, vesting immediately, valued at $750,000 (based on the Company’s stock price on the date of issuance). In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $1,200,000 resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares and the bonus are included under prepaid expenses and other assets in the Consolidated Balance Sheets at March 31, 2023.

	•	a total of 28,000,000 common shares, vesting immediately, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in June 2023.

	•	a total of 5,000,000 common shares, vesting immediately, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur in July 2023.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 5,000,000 common shares, valued at $150,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 2,000,000 common shares, valued at $60,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

Preferred Stock

During February and March 2023, holders of 64,000,000 shares of common stock (57,000,000 shares from related parties and 7,000,000 shares from third parties) elected to exchange these shares for an aggregate of 64,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

Convertible Note Payable

Short Term

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through October 31, 2024 for aggregate gross proceeds of $1,469,300 (including $1,500 against which services were received) through March 31, 2023. Notes totaling $300,000 issued in February 2023 and December 2022 allows for the repurchase of up to a total of 385,714 converted common shares at $2.50 per share and notes totaling $100,000 issued in March 2023 allows for the repurchase of up to a total of 100,000 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share for notes amounting to $750,100, $0.70 per share for notes amounting to $284,200, and $1.00 per share for notes amounting to $435,000 into the Company’s common stock if before any public offering. Subsequent to March 31, 2023, the Company offered and sold an additional $202,000 of the April 2022 Notes bearing no interest and are due and payable on December 31, 2023. Notes totaling $200,000 issued in April 2023 allows for the repurchase of up to 400,000 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The April 2022 Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

As of May 15, 2023, the Company has not repaid April 2022 Notes convertible notes totaling $487,100 with maturity dates of December 31, 2022 through April 30, 2023 and these convertible notes are now in default. The Company is currently in discussions with the note holders to convert the April 2022 Notes into the Company’s common stock upon the Company’s Regulation A being declared effective.

$4,000,000 Promissory Note

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WCMH giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 Coins, valued at $1,450,000. The Fourth & One agreement is contingent on until such time as the Coin is “live” on NYXEX exchange and the Company’s Regulation A being declared effective. The expectation is that the conversion will take place as part of the Regulation A filing.

$40,000,000 Convertible Note

On May 13, 2022, the Company issued a convertible promissory note in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. As amended effective May 7, 2023, the Convertible Promissory Note shall not be enforceable until such time as the Holder’s consideration, RoRa Coin is “live” on an exchange, or swap engine, and available through a mutually agreed upon cryptocurrency wallet such as NyX, MetaMask, Exodus, Ledger, or similar. The expected date for being live is June 3, 2023. The parties agree to establish a time is of the essence date of December 31, 2023 for Holder to meet the “live” requirement. Should Holder not meet the “live” requirement by December 31, 2023, then Borrower shall return all RoRa Coins and Holder shall release all claims on any shares or Convertible Promissory Note, Conversion rights shall not vest until such time as the holder’s consideration, Coins are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

Investment in WC Mine Holdings

On September 8, 2022, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One, LLC (“Fourth & One”) with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WC Mine Holdings, LLC (“WCMH”) giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000 for the Kinsley Mountain mineral, resources, and water rights. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime digital coins (“Coins”), valued at $1,450,000. The promissory note provides for no interest and matures on October 31, 2022 (“Maturity Date”). In addition, the promissory note provides that the Company may convert all amounts at any time prior to the Maturity Date and after gaining approval by the Securities and Exchange Commission of the Company’s Regulation A II Offering and Fourth & One may convert all amounts into common stock prior to the Maturity Date at a conversion price of $2.00 per share. The Agreement also provides that should Fourth & One not be able to convert the Coins on or before October 31, 2022 at a conversion ratio of $800 per Coin, the Company will purchase all of the Coins for a total of $1,600,000 (2,000 Coins at $800 per Coin) on October 31, 2022. The Company is currently in discussions with Fourth & One to convert the promissory note into the Company’s common stock. The expectation is that the conversion will take place as part of the Regulation A filing.

On November 1, 2022, the Company and Fourth & One mutually agreed to terminate the Agreement and the Company was released from any obligations.

On January 5, 2023, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One, LLC (“Fourth & One”) with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WC Mine Holdings, LLC (“WCMH”) giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000 for the Kinsley Mountain mineral, resources, and water rights. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime digital coins (“Coins”), valued at $1,450,000. The promissory note provides for no interest and matured on March 31, 2023 (“Maturity Date”). In addition, the promissory note provides that the Company may convert all amounts at any time prior to the Maturity Date and after gaining approval by the Securities and Exchange Commission of the Company’s Regulation A II $5.00 per share Offering and Fourth & One may convert all amounts into common stock prior to the Maturity Date at a conversion price of $2.00 per share. The Agreement also provides that should Fourth & One not be able to convert the Coins on or before June 1, 2023 at a conversion ratio of $800 per Coin, the Company will purchase all of the Coins for a total of $1,600,000 (2,000 Coins at $800 per Coin) on June 1, 2023. The Company is currently in discussions with Fourth & One to convert the promissory note into the Company’s common stock. The expectation is that the conversion will take place as part of the Regulation A filing.

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

Consulting Agreements

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $1,200,000 resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares and the bonus are included under prepaid expenses and other assets in the Consolidated Balance Sheets at March 31, 2023.

	•	a total of 28,000,000 common shares, vesting immediately, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in June 2023.

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

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 5,000,000 common shares, valued at $150,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 2,000,000 common shares, valued at $60,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

Sponsorship Agreement

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner. During the three months ended March 31, 2023 and 2022, the Company made no payments to the Aces with a balance due of $243,438 and $36,745 as of March 31, 2023 and December 31, 2022, respectively.

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2023.

Fiscal year end

Our fiscal year end is December 31.

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

On January 9, 2020, Mina Mar Corporation, a Florida corporation (d/b/a Mina Mar Group) acquired 50,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) of Thunder Energies Corporation (the “Company”), from Hadronic Technologies, Inc., a Florida corporation. The purchase price of $94,766 for the Preferred Stock was paid by the assumption of a Company note obligation of $85,766 by Emry Capital Inc (“Emry”), with the balance paid in cash.

On March 24, 2020, the then current note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of December 31, 2022.

On June 24, 2020, Emry, holder of a convertible promissory note in principal amount of $85,766 dated April 22, 2019, sold 50% of each (Promissory Debentures and convertible promissory note), including accrued and unpaid interest, fees and penalties, in separate transactions to third party companies, SP11 Capital Investments and E.L.S.R. CORP, Florida companies, such that SP11 Capital Investments and E.L.S.R. CORP each hold 50% of each respective debt instrument.

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $93,969 and $85,590 as of March 31, 2023 and December 31, 2022, and recorded a change in derivative liability of $8,379 and $(3,339) during the three months ended March 31, 2023 and 2022, respectively.

As a result of the failure to timely file our Form 10-Q for the three-month periods ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. The Company recorded default interest of $14,931 and $7,398 during the three months ended March 31, 2023 and 2022, respectively.

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions with the note holder to convert the GHS Note into the Company’s common stock upon the Company’s Regulation A being declared effective.

On April 17, 2023, the Company informed SP11 and ELSR Corporation of an illegal convertible promissory note (the “Notes”) in the name of Thunder Energies Corporation. The Notes are being cancelled by Thunder Energies Corporation as there is no record of consideration paid to the Company, the agreement for the Notes was not an arms length transaction with the lender and borrower, and it violates Chapter 687 of the 2022 Florida Statutes – Commercial Relations, Interest and Usury; Lending Practices. The Company will no longer accrue interest or penalties on these Notes. The Company will continue to recognize the Notes and accrued interest currently recorded in the Consolidated Balance Sheets with a total balance due of $6,810,915 ($120,766 of Notes and $6,690,149 of accrued interest) as of March 31, 2023.

$220,000 Note

On September 21, 2020, the Company issued a convertible promissory note in the principal amount of $220,000. The convertible promissory note bears interest at 8% per annum and is due and payable in twenty-four (24) months. The holder of this note has the right, at the holder’s option, upon the consummation of a sale of all or substantially all of the equity interest in the Company or private placement transaction of the Company’s equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.05 per share. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above. The principal balance due at March 31, 2023 is $220,000 and is presented as a short-term liability in the balance sheet.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. In exchange for the Agreement, the Company agreed to pay a one-time interest charge of $11,680 in the year ended December 31, 2021. The Company recorded default interest of $16,611 and $13,560 during the three months ended March 31, 2023 and 2022, respectively.

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions with the note holder to convert the Note into the Company’s common stock upon the Company’s Regulation A being declared effective.

$410,000 Note (previously $600,000)

On October 9 and October 16, 2020, the Company issued a convertible promissory note in the principal amount totaling $600,000. The convertible promissory note bears interest at 8% per annum and is due and payable in twenty-four (24) months. The holder of this note has the right, at the holder’s option, upon the consummation of a sale of all or substantially all of the equity interest in the Company or private placement transaction of the Company’s equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.05 per share. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

On December 6, 2021, the holder of the note converted $190,000 of the Note into 3,800,000 shares of the Company’s common stock. The principal balance of $410,000 is due October 16, 2022 and is presented as a short term liability in the balance sheet.

As a result of the failure to timely file our Form 10-Q for the three-month periods ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. The Company recorded default interest of $30,517 and $24,891 during the three months ended March 31, 2023 and 2022, respectively.

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions with the note holder to convert the Note into the Company’s common stock upon the Company’s Regulation A being declared effective.

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through October 31, 2024 for aggregate gross proceeds of $1,469,300 (including $1,500 against which services were received) through March 31, 2023. Notes totaling $300,000 issued in February 2023 and December 2022 allows for the repurchase of up to a total of 385,714 converted common shares at $2.50 per share and notes totaling $100,000 issued in March 2023 allows for the repurchase of up to a total of 100,000 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share for notes amounting to $750,100, $0.70 per share for notes amounting to $284,200, and $1.00 per share for notes amounting to $435,000 into the Company’s common stock if before any public offering. Subsequent to March 31, 2023, the Company offered and sold an additional $202,000 of the April 2022 Notes bearing no interest and are due and payable on December 31, 2023. Notes totaling $200,000 issued in April 2023 allows for the repurchase of up to 400,000 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The April 2022 Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

As of May 15, 2023, the Company has not repaid April 2022 Notes convertible notes totaling $487,100 with maturity dates of December 31, 2022 through April 30, 2023 and these convertible notes are now in default. The Company is currently in discussions with the note holders to convert the April 2022 Notes into the Company’s common stock upon the Company’s Regulation A being declared effective.

$4,000,000 Promissory Note

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WCMH giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 Coins, valued at $1,450,000. The Fourth & One agreement is contingent on until such time as the Coin is "live" on NYXEX exchange and the Company’s Regulation A being declared effective. The expectation is that the conversion will take place as part of the Regulation A filing.

$40,000,000 Convertible Note

On May 13, 2022, the Company issued a convertible promissory note in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. As amended effective May 7, 2023, the Convertible Promissory Note shall not be enforceable until such time as the Holder’s consideration, RoRa Coin is “live” on an exchange, or swap engine, and available through a mutually agreed upon cryptocurrency wallet such as NyX, MetaMask, Exodus, Ledger, or similar. The expected date for being live is June 3, 2023. The parties agree to establish a time is of the essence date of December 31, 2023 for Holder to meet the “live” requirement. Should Holder not meet the “live” requirement by December 31, 2023, then Borrower shall return all RoRa Coins and Holder shall release all claims on any shares or Convertible Promissory Note, Conversion rights shall not vest until such time as the holder’s consideration, Coins are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

Promissory Debenture

On February 15, 2020, the Company entered into Promissory Agreement and Convertible Debentures (“Promissory Debentures”) with Emry for a principal sum of $70,000 (which was paid in two tranches: $50,000, paid on February 15, 2020, and $20,000, paid in April 2020). The Promissory Debentures bear interest, both before and after default, at 15% per month, calculated and compounded monthly. At the election of the holder, at any time during the period between the date of issuance and the one year anniversary of the Promissory Debentures, the Promissory Debentures are convertible into shares of the Company’s common stock at a conversion price of $0.001 per share. In addition, the Promissory Debentures provide for an interest equal to 15% of TNRG annual sales, payable on the 2nd day following the date of issuance of the Company’s audited financial statements.

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

Investment in WC Mine Holdings

On September 8, 2022, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One, LLC (“Fourth & One”) with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WC Mine Holdings, LLC (“WCMH”) giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000 for the Kinsley Mountain mineral, resources, and water rights. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime digital coins (“Coins”), valued at $1,450,000. The promissory note provides for no interest and matures on October 31, 2022 (“Maturity Date”). In addition, the promissory note provides that the Company may convert all amounts at any time prior to the Maturity Date and after gaining approval by the Securities and Exchange Commission of the Company’s Regulation A II Offering and Fourth & One may convert all amounts into common stock prior to the Maturity Date at a conversion price of $2.00 per share. The Agreement also provides that should Fourth & One not be able to convert the Coins on or before October 31, 2022 at a conversion ratio of $800 per Coin, the Company will purchase all of the Coins for a total of $1,600,000 (2,000 Coins at $800 per Coin) on October 31, 2022. The Company is currently in discussions with Fourth & One to convert the promissory note into the Company’s common stock. The expectation is that the conversion will take place as part of the Regulation A filing.

On November 1, 2022, the Company and Fourth & One mutually agreed to terminate the Agreement and the Company was released from any obligations.

On January 5, 2023, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One, LLC (“Fourth & One”) with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WC Mine Holdings, LLC (“WCMH”) giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000 for the Kinsley Mountain mineral, resources, and water rights. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime digital coins (“Coins”), valued at $1,450,000. The promissory note provides for no interest and matured on March 31, 2023 (“Maturity Date”). In addition, the promissory note provides that the Company may convert all amounts at any time prior to the Maturity Date and after gaining approval by the Securities and Exchange Commission of the Company’s Regulation A II $5.00 per share Offering and Fourth & One may convert all amounts into common stock prior to the Maturity Date at a conversion price of $2.00 per share. The Agreement also provides that should Fourth & One not be able to convert the Coins on or before June 1, 2023 at a conversion ratio of $800 per Coin, the Company will purchase all of the Coins for a total of $1,600,000 (2,000 Coins at $800 per Coin) on June 1, 2023. The Company is currently in discussions with Fourth & One to convert the promissory note into the Company’s common stock. The expectation is that the conversion will take place as part of the Regulation A filing.

Sponsorship Agreement

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner. During the three months ended March 31, 2023 and 2022, the Company made no payments to the Aces with a balance due of $243,438 and $36,745 as of March 31, 2023 and December 31, 2022, respectively.

Financing Engagement Agreement

On August 25, 2022, the Company entered into a Legal Services Agreement with The George Law Group in connection with an issuance of multi-tranched securitization (“Financing”) which shall utilize a pledge of the Company’s stock and other properties currently owned or under the Company’s control. The legal fee shall be one-half of one percent (0.5%) of the par amount of any Financing. The Company has paid a retainer of $21,000 during the three months ended March 31, 2023 with a prepaid balance of $63,000 and $42,000 as of March 31, 2023 and December 31, 2022, respectively.

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

Consulting Agreements

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $1,200,000 resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022The shares and the bonus are included under prepaid expenses and other assets in the Consolidated Balance Sheets at March 31, 2023.

	•	a total of 28,000,000 common shares, vesting immediately, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in June 2023.

	•	a total of 5,000,000 common shares, vesting immediately, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur in July 2023.

2.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

3.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the three months ended March 31, 2023.

During the three months ended March 31, 2023 and 2022, the Company paid Top Flight $245,000 ($75,000 for monthly consulting services and $170,000 for goals based bonus) and $0, respectively, with a balance due of $1,277,000 and $247,000 as of March 31, 2023 and December 31, 2022, respectively.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 5,000,000 common shares, valued at $150,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 2,000,000 common shares, valued at $60,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022.

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of March 31, 2023, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarter ended March 31, 2023 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During February and March 2023, holders of 64,000,000 shares of common stock (57,000,000 shares from related parties and 7,000,000 shares from third parties) elected to exchange these shares for an aggregate of 64,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of May 15, 2023, the Company has not repaid fifty convertible notes totaling $487,100 and these convertible notes are now in default. The Company is currently in discussions with the note holders to convert the April 2022 Notes into the Company’s common stock upon the Company’s Regulation A being declared effective.

ITEM 4. MINE SAFETY DISCLOSURE.

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

The following table reflects citations, orders and notices issued to the Company and Fourth and One by MSHA during the three months ended March 31, 2023 (the “Reporting Period”) and contains certain additional information as required by Section 1503(a) and Item 104 of Regulation S-K, including information regarding mining-related fatalities, proposed assessments from MSHA and legal actions (“Legal Actions”) before the Federal Mine Safety and Health Review Commission, an independent adjudicative agency that provides administrative trial and appellate review of legal disputes arising under the Mine Act.

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

ITEM 5. OTHER INFORMATION.

None.

Item 6. Exhibits, Financial Statement Schedule.

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

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Ricardo Haynes	Principal Executive Officer, Principal Accounting Officer, Chairman of the Board of Directors	May 15, 2023
Ricardo Haynes

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

