Form 10-Q
period 2023-06-30
Thunder Energies Corp
filed 2023-08-21
CIK 1524872

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the issuer’s Common Stock, $0.001 par value, as of August 21, 2023 was 88,630,181 shares.

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

NONE

2

THUNDER ENERGIES CORPORATION

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$12,056	$48,881
Notes receivable - related party	30,835	26,200
Deferred offering costs	25,750	9,000
Prepaid expenses and other assets	143,500	61,811
Total current assets	212,141	145,892

Investment	5,450,000	–
Total assets	$5,662,141	$145,892

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$502,168	$82,819
Accrued expenses	1,258,300	283,745
Derivative liability	93,969	85,590
Short-term convertible notes payable	1,103,266	1,568,366
Accrued interest	7,155,564	4,756,266
Other current liabilities	1,450,000	–
Total current liabilities	11,563,267	6,776,786
Non-current liabilities:
Long-term convertible notes payable	2,500	8,000
Total non-current liabilities	2,500	8,000
Total liabilities	11,565,767	6,784,786

Commitments and contingencies (Note 9)

Stockholders' deficit
Preferred stock - Series A: $0.001 par value, 50,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Preferred stock - Series B: $0.001 par value, 10,000,000 authorized; 63,500 and 5,000 shares issued and outstanding, respectively	64	5
Preferred stock - Series C: $0.001 par value, 10,000,000 authorized; 10,000 and 10,000 shares issued and outstanding, respectively	10	10
Common stock: $0.001 par value 900,000,000 authorized; 75,091,022 and 25,140,735 shares issued and outstanding, respectively	75,091	25,140
Additional paid-in-capital	9,802,458	720,888
Common stock to be issued	3,695	52,000
Accumulated deficit	(15,834,944)	(7,486,937)
Total stockholders' deficit	(5,903,626)	(6,638,894)
Total liabilities and stockholders' deficit	$5,662,141	$145,892

See notes to unaudited condensed consolidated financial statements

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Statements of Operations

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022

Net revenues	$–	$–	$–	$–

Cost of sales	–	–	–	–

Gross Profit	–	–	–	–

Operating expenses:
Advertising and marketing expenses	420,191	–	211,177	–
Stock based compensation	3,788,000	1,410,000	3,788,000	660,000
General and administrative	1,732,138	152,775	1,409,462	98,325
Total operating expenses	5,940,329	1,562,775	5,408,639	758,325
Loss from operations	(5,940,329)	(1,562,775)	(5,408,639)	(758,325)

Other (income)/ expense:
Change in derivative liability	8,379	9,533	–	12,872
Accretion of debt discount	–	156,206	–	78,535
Interest expense	2,399,299	1,165,373	73,054	695,381
Gain on disposal of discontinued operations	–	(901,000)	–	–
Total other expense	2,407,678	430,112	73,054	786,788

Loss before income taxes	(8,348,007)	(1,992,887)	(5,481,693)	(1,545,113)
Income taxes	–	–	–	–

Net loss	$(8,348,007)	$(1,992,887)	$(5,481,693)	$(1,545,113)

Net loss per share, basic and diluted	$(0.17)	$(0.03)	$(0.11)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	49,290,256	70,113,111	50,624,946	70,690,186

See notes to unaudited condensed consolidated financial statements

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Preferred Stock A*		Preferred Stock B*		Preferred Stock C*
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2022	50,000,000	$50,000	5,000	$5	10,000	$10
Common shares returned to treasury for cancellation*	–	–	–	–	–	–
Issuance of fully vested common shares issued against employment services#	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, March 31, 2022	50,000,000	$50,000	5,000	$5	10,000	$10

Issuance of fully vested common shares issued for consulting services#	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, June 30, 2022	50,000,000	$50,000	5,000	$5	10,000	$10

Balance, January 1, 2023	50,000,000	50,000	5,000	5	10,000	$10
Common shares issued for services	–	–	–	–	–	–
Conversion of common stock for Series B preferred stock#	–	–	64,000	64	–	–
Net loss	–	–	–	–	–	–
Balance, March 31, 2023	50,000,000	$50,000	69,000	$69	10,000	$10

Common shares issued for services	–	–	–	–	–	–
Conversion of convertible notes payable to common stock	–	–	–	–	–	–
Conversion of Series B preferred stock for common stock	–	–	(38,600)	(38)	–	–
Conversion of common stock for Series B preferred stock	–	–	33,100	33	–	–
Net loss	–	–	–	–	–	–
Balance, June 30, 2023	50,000,000	$50,000	63,500	$64	$10,000	$10

(continued)

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Common Stock to be Issued		Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance, January 1, 2022	80,140,735	$80,140	–	$–	$(693,112)	$(2,020,464)	$(2,583,421)
Common shares returned to treasury for cancellation*	(55,000,000)	(55,000)	–	–	55,000	–	–
Issuance of fully vested common shares issued against employment services#	–	–	25,000,000	25,000	725,000	–	750,000
Net loss	–	–	–	–	–	(447,774)	(447,774)
Balance, March 31, 2022	25,140,735	$25,140	25,000,000	$25,000	$86,888	$(2,468,238)	$(2,281,195)

Issuance of fully vested common shares issued for consulting services#	–	–	22,000,000	22,000	638,000	–	660,000
Net loss	–	–	–	–	–	(1,545,113)	(1,545,113)
Balance, June 30, 2022	25,140,735	$25,140	47,000,000	$47,000	$724,888	$(4,013,351)	$(3,166,308)

Balance, January 1, 2023	25,140,735	$25,140	52,000,000	$52,000	$720,888	$(7,486,937)	$(6,638,894)
Common shares issued for services	–	–	12,000,000	12,000	1,128,000	–	1,140,000
Conversion of common stock for Series B preferred stock#	–	–	(64,000,000)	(64,000)	63,936	–	–
Net loss	–	–	–	–	–	(2,866,314)	(2,866,314)
Balance, March 31, 2023	25,140,735	$25,140	–	$–	$1,912,824	$(10,353,251)	$(8,365,208)

Common shares issued for services in advance	33,100,000	33,100	–	–	2,614,900	–	2,648,000
Conversion of convertible notes payable to common stock	11,350,287	11,351	–	–	4,873,449	–	4,884,800
Conversion of Series B preferred stock for common stock	38,600,000	38,600	–	–	(38,562)	–	–
Conversion of common stock for Series B preferred stock	(33,100,000)	(33,100)	–	–	33,067	–	–
Conversion of notes payable for unissued common stock	–	–	3,695,364	3,695	406,780	–	410,475
Net loss	–	–	–	–	–	(5,481,693)	(5,481,693)
Balance, June 30, 2023	75,091,022	$75,091	3,695,364	$3,695	$9,802,458	$(15,834,944)	$(5,903,626)

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

See notes to unaudited condensed consolidated financial statements

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(8,348,007)	$(1,992,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	–	156,206
Change in fair value of derivative liability	8,379	9,533
Gain on investment	–	(901,000)
Stock based compensation	3,788,000	1,410,000
Convertible notes payable issued for services	–	1,500
Changes in operating assets and liabilities:
Notes receivable - related party	(4,635)	(33,200)
Deferred offering costs	(16,750)	–
Prepaid expenses	(81,689)	–
Accounts payable	419,349	60,448
Accrued interest	2,399,298	1,165,375
Accrued expenses	974,555	–
Net cash used in operating activities	(861,500)	(124,025)

Cash flows from financing activities:
Proceeds from convertible notes payable	824,675	128,000
Net cash provided by financing activities	824,675	128,000

Net (decrease) increase in cash	(36,825)	3,975

Cash at beginning of period	48,881	–
Cash at end of period	$12,056	$3,975

Non-cash investing and financing activities:
Conversion of convertible notes payable to common stock	$4,884,800	$–
Conversion of convertible notes payable to common stock to be issued	$410,475	$–
Conversion of Series B preferred stock for common stock	$38,600	$–
Convertible notes payable issued against investment in Fourth and One	$4,000,000	$–
Other current liabilities in conjunction with investment	$1,450,000	$–
Conversion of common stock for Series B preferred stock	$97,100	$–
Common shares returned to treasury for cancellation	$–	$55,000

See notes to unaudited condensed consolidated financial statements

THUNDER ENERGIES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2023 and 2022

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $15,834,944 and $7,486,937 at June 30, 2023 and December 31, 2022, respectively, had a working capital deficit of $11,351,126 and $6,630,894 at June 30, 2023 and December 31, 2022, respectively, and had a net loss of $5,481,693 and $8,348,007, and $1,545,113 and $1,992,887 for the three and six months ended June 30, 2023 and 2022, respectively, with limited revenue earned since inception, no current revenue generating operations, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounts Receivable

Accounts receivable are non-interest-bearing obligations due under normal course of business. Management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company has no allowance for doubtful accounts as of June 30, 2023 and December 31, 2022.

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

Advertising and Marketing Costs

Advertising and marketing expenses are recorded when they are incurred. The Company had advertising and marketing expense of $211,177 and $420,191 for the three and six months ended June 30, 2023, respectively The Company had no advertising and marketing expense for the three and six months ended June 30, 2022.

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

Impairment of Long-lived Assets

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the discounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. The Company recorded no impairments as of June 30, 2023 and December 31, 2022.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2023 and December 31, 2022, the fair value of cash, notes receivable, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The following table summarize the Company’s fair value measurements by level at June 30, 2023 for the assets measured at fair value on a recurring basis:

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2023	2022	2023	2022
Convertible notes payable	13,009,643	14,407,143	13,009,643	14,407,143
Series A convertible preferred stock	500,000,000	500,000,000	500,000,000	500,000,000
Series B convertible preferred stock	63,500,000	5,000,000	63,500,000	5,000,000
Total potentially dilutive shares	576,509,643	519,407,143	576,509,643	519,407,143

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known loss commitments or contingencies as of June 30, 2023 and December 31, 2022.

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

NOTE 4 – INVESTMENT IN WC MINE HOLDINGS (“WCMH”)

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WCMH giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime Coins (“Coins”), valued at $1,450,000 (combined “Related Liabilities”). On May 30, 2023, the Fourth & One agreement contingencies were removed and the Company recorded an investment and Related Liabilities totaling $5,450,000 ($4,000,000 as a convertible promissory note and $1,450,000 presented as other current liabilities in the balance sheet as of June 30, 2023). Fourth and One converted the promissory note of $4,000,000 into 2,000,000 shares of the Company’s common stock. Should the Coins not go “live” by August 30, 2023, the Company will exchange the Coins requirement with 725,000 shares of the Company’s common stock, valued at $1,450,000. In addition, the Amendment allows for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share should the Company fail to meet the Regulation A Tier II offering of $3.00 per share by December 31, 2023 (see Note 5).

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

On March 24, 2020, the then current note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of June 30, 2023.

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $93,969 and $85,590 as of June 30, 2023 and December 31, 2022, and recorded a change in derivative liability of $8,379 and $(3,339) during the six months ended June 30, 2023 and 2022, respectively.

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

As a result of the failure to timely file our Form 10-Q for the three-month periods ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. The Company recorded default interest of $0 and $14,931 and $7,486 and $14,884 during the three and six months ended June 30, 2023 and 2022, respectively.

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions with the note holder to convert the GHS Note into the Company’s common stock upon the Company’s Regulation A being declared effective.

On April 17, 2023, the Company informed SP11 and ELSR Corporation of an illegal convertible promissory note (the “Notes”) in the name of Thunder Energies Corporation. The Notes, along with 3,500,000 common shares issued on October 4, 2021 (see Note 5), are being cancelled by Thunder Energies Corporation as there is no record of consideration paid to the Company, the agreement for the Notes was not an arms length transaction with the lender and borrower, and it violates Chapter 687 of the 2022 Florida Statutes – Commercial Relations, Interest and Usury; Lending Practices. The Company will no longer accrue interest or penalties on these Notes. The Company will continue to recognize the Notes and accrued interest currently recorded in the Consolidated Balance Sheets with a total balance due of $6,810,915 ($120,766 of Notes and $6,690,149 of accrued interest) as of June 30, 2023.

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

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature (“BCF”) and determined that the instrument does have a BCF. A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible, and is recorded as additional paid in capital and as a debt discount in the Balance Sheet. As such, the proceeds of the notes were allocated, based on fair values, as $220,000 to the debt discount. The debt discount is accreted over the term of the convertible notes to interest expense in the accompanying consolidated Statements of Operations. The principal balance due at June 30, 2023 is $220,000 and is presented as a short-term liability in the balance sheet.

As a result of the failure to timely file our Form 10-Q for the three-month periods ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. In exchange for the Agreement, the Company agreed to pay a one-time interest charge of $11,680 in the year ended December 31, 2021. The Company recorded default interest of $17,661 and $34,272, and $14,457 and $28,017 during the three and six months ended June 30, 2023 and 2022, respectively.

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

As a result of the failure to timely file our Form 10-Q for the three-month periods ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. The Company recorded default interest of $32,452 and $62,969, and $26,544 and $51,435 during the three and six months ended June 30, 2023 and 2022, respectively.

The Company has not repaid this convertible note and the convertible note is now in default. On March 27, 2023, Moshe Zuchaer (“Plaintiff”) filed a complaint against Thunder Energies Corporation (“Thunder”) in the pending 17th Judicial Circuit Court in and for Broward County, Florida, (the “Florida Court”), Case Number CACE-23-011885 (the “Complaint”).

The complaint alleges that the Plaintiff holds a matured convertible promissory note totaling $487,372 comprised of $410,000 principal and $77,372 accrued interest. In addition, Mr. Zuchaer claims he is entitled to a default premium equaling 5% of the outstanding principal and interest and a per diem interest of approximately $90.

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through October 31, 2024 for aggregate gross proceeds of $1,650,275 (including $1,500 against which services were received) through June 30, 2023. Notes totaling $325,000 issued in fiscal 2023 and December 2022 allows for the repurchase of up to a total of 421,428 converted common shares at $2.50 per share and notes totaling $300,000 issued in fiscal year 2023 allows for the repurchase of up to a total of 300,000 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share for notes amounting to $878,575, $0.70 per share for notes amounting to $309,200, and $1.00 per share for notes amounting to $462,500 into the Company’s common stock if before any public offering. The April 2022 Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature (“BCF”) and determined that the instrument has a BCF. A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible, and is recorded as additional paid in capital and as a debt discount in the Balance Sheet. The debt discount is accreted over the term of the convertible notes to interest expense in the accompanying consolidated Statements of Operations.

As of June 30, 2023, seventy third party investors elected to convert the aggregate principal amount of the Notes totaling $1,295,275, into 13,045,651 common shares ($884,800 has been converted into 9,350,287 common shares and $410,475 has been converted into 3,695,364 common shares to be issued).

Convertible notes amounting to $355,000 are outstanding as of June 30, 2023, of which $50,500 are now in default. The Company is currently in discussions with these note holders to convert the Notes into the Company’s common stock upon the Company’s Regulation A being declared effective.

$4,000,000 Promissory Note

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One (refer note 9 for details) with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WCMH giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime Coins (“Coins”), valued at $1,450,000 (combined “Related Liabilities”). On May 30, 2023, the Fourth & One agreement contingencies were removed and the Company recorded an investment and Related Liabilities totaling $5,450,000 ($4,000,000 as a convertible promissory note and $1,450,000 presented as other current liabilities in the balance sheet as of June 30, 2023). Fourth and One converted the promissory note of $4,000,000 into 2,000,000 shares of the Company’s common stock. Should the Coins not go “live” by August 30, 2023, the Company will exchange the Coins requirement with 725,000 shares of the Company’s common stock, valued at $1,450,000. In addition, the Amendment allows for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share should the Company fail to meet the Regulation A Tier II offering of $3.00 per share by December 31, 2023.

$40,000,000 Convertible Note

On May 13, 2022, the Company issued a convertible promissory note in the principal amount totaling $40,000,000 in exchange for 50,000 Coins, valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. As amended effective May 7, 2023, the Convertible Promissory Note shall not be enforceable until such time as the Holder’s consideration, RoRa Coin is “live” on an exchange, or swap engine, and available through a mutually agreed upon cryptocurrency wallet such as NyX, MetaMask, Exodus, Ledger, or similar. The expected date for being live is in December 2023. The parties agree to establish a time is of the essence date of December 31, 2023 for Holder to meet the “live” requirement. Should Holder not meet the “live” requirement by December 31, 2023, then Borrower shall return all RoRa Coins and Holder shall release all claims on any shares or Convertible Promissory Note, Conversion rights shall not vest until such time as the holder’s consideration, Coins are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above.

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

On October 4, 2020, SP11 converted $35,000 of its Promissory Debentures at $0.01 per share into 3,500,000 shares of the Company’s common stock. On November 22, 2021, the loan of $48,000 and accrued and unpaid interest of $573,798 totaling $621,798 was forgiven by EMRY. On April 17, 2023, the Company informed SP11 and ELSR Corporation of an illegal convertible promissory note (the “Notes”) in the name of Thunder Energies Corporation. The Notes are being cancelled by Thunder Energies Corporation as there is no record of consideration paid to the Company, the agreement for the Notes was not an arms length transaction with the lender and borrower, and it violates Chapter 687 of the 2022 Florida Statutes – Commercial Relations, Interest and Usury; Lending Practices. The Company will no longer accrue interest or penalties on these Notes. The Company will continue to recognize the Notes and accrued interest currently recorded in the Consolidated Balance Sheets with a total balance due of $6,810,915 ($120,766 of Notes and $6,690,149 of accrued interest) as of June 30, 2023.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has been authorized to issue 900,000,000 shares of common stock, $0.001 par value of which there are 75,091,022 and 25,140,735 issued and outstanding at June 30, 2023 and December 31, 2022, respectively. Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution.

As part of the Purchase, on April 13, 2022, Mr. Shvo submitted 55,000,000 shares of restricted common stock to the Company’s treasury for cancellation, in consideration for the transfer to him by TNRG of all of the issued and outstanding membership interests, assets and liabilities of Nature and HP, both of which are wholly-owned subsidiaries of TNRG.

On March 1, 2022, as amended on October 1, 2022 and December 28, 2022, the Company entered into an Employment Agreement with Mr. Ricardo Haynes whereby Mr. Haynes became the sole Director, CEO and Chairman of the Board, and the acting sole officer of the Company. The Employment Agreement is in effect until September 30, 2027. Under this Engagement Agreement, Mr. Haynes will be entitled to a total of 25,000,000 common shares, vesting immediately, valued at $750,000 (based on the Company’s stock price on the date of issuance). In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted into 25,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. On May 22, 2023, Mr. Haynes converted 25,000 shares of the Series B Convertible Preferred Stock into 25,000,000 common shares and subsequently gifted 2,690,000 common shares to six of the Company’s convertible noteholders (including 2,000,000 common shares to a third party, Winsome Consulting).

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock based compensation during the six months ended June 30, 2023), and a bonus of $1,200,000 (included in consulting expense during the six months ended June 30, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at June 30, 2023.

	•	a total of 28,000,000 common shares, vesting immediately and recorded as stock based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in December 2023. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to activate the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at June 30, 2023.

•	a total of 5,000,000 common shares, vesting immediately and recorded as stock based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2023. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at June 30, 2023.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 5,000,000 common shares, valued at $150,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted into 5,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. On May 22, 2023, the consultant converted 5,000 shares of the Series B Convertible Preferred Stock into 5,000,000 common shares.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 2,000,000 common shares, valued at $60,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted into 2,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. On May 22, 2023, the consultant converted 2,000 shares of the Series B Convertible Preferred Stock into 2,000,000 common shares.

On May 17, 2023, the Company amended the Consulting Agreement to issue an additional 100 shares of Series B Convertible Preferred Stock, vesting immediately. The consultant elected to exchange these shares for an aggregate of 100,000 common shares as each Series B Convertible Preferred share converts into one thousand (1,000) shares of the Company’s common stock.

In May 2023, Fourth and One converted the promissory note of $4,000,000 into 2,000,000 shares of the Company’s common stock (see Note 5).

Common Stock To Be Issued

During the quarter ended June 30, 2023, the Company has converted 2022 April Convertible Notes worth of $410,475 into 3,695,364 common shares to be issued.

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

During fiscal 2023, holders of 97,100,000 shares of common stock (90,000,000 shares from related parties and 7,100,000 shares from third parties) elected to exchange these shares for an aggregate of 97,100 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

During the six months ended June 30, 2023, holders of 38,600 shares of Series B Convertible Preferred Stock (31,500 shares from related parties and 7,100 shares from third parties) elected to exchange these shares for an aggregate of 38,600,000 shares of common stock. Each Series B Convertible Preferred Share converts into one thousand (1,000) shares of the Company’s common stock.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 7 and 10, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

On April 2, 2022, the Company entered into a demand note (“Demand Note”) with Bear Village, Inc., a related party, for $36,200. The Demand Note bears no interest, is due on demand, and is unsecured. The Company advanced Bear Village $1,635 and received no repayments during the six months ended June 30, 2023. The Company had no advances and received no repayments from Bear Village during the six months ended June 30, 2022. The Company has a balance due from Bear Village of $27,835 as of June 30, 2023.

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock based compensation during the six months ended June 30, 2023), and a bonus of $1,200,000 (included in consulting expense during the six months ended June 30, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at June 30, 2023.

	•	a total of 28,000,000 common shares, vesting immediately and recorded as stock based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in December 2023. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to activate the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at June 30, 2023.

	•	a total of 5,000,000 common shares, vesting immediately and recorded as stock based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2023. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at June 30, 2023.

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the six months ended June 30, 2023.

During the three and six months ended June 30, 2023 and 2022, the Company paid Top Flight $120,700 ($75,000 for monthly consulting services and $45,700 for goals based bonus) and $365,700 ($150,000 for monthly consulting services and $215,700 for goals based bonus), and $37,600 and $37,600, respectively, with a balance due of $1,258,300 and $247,000 as of June 30, 2023 and December 31, 2022, respectively.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2023	2022	2023	2022
Convertible notes payable	13,009,643	14,407,143	13,009,643	14,407,143
Series A convertible preferred stock	500,000,000	500,000,000	500,000,000	500,000,000
Series B convertible preferred stock	63,500,000	5,000,000	63,500,000	5,000,000
Total potentially dilutive shares	576,509,643	519,407,143	576,509,643	519,407,143

The following table sets forth the computation of basic and diluted net loss per share:

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022

Loss attributable to common stockholders	$(8,348,007)	$(1,992,887)	$(5,481,693)	$(1,545,113)

Basic weighted average outstanding shares of common stock	49,290,256	70,113,111	50,624,946	70,690,186
Dilutive effect of options and warrants	–	–	–	–
Diluted weighted average common stock and common stock equivalents	49,290,256	70,113,111	50,624,946	70,690,186

Loss per share:
Basic and diluted	$(0.17)	$(0.03)	$(0.11)	$(0.02)

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

On March 27, 2023, Moshe Zuchaer (“Plaintiff”) filed a complaint against Thunder Energies Corporation (“Thunder”) in the pending 17th Judicial Circuit Court in and for Broward County, Florida, (the “Florida Court”), Case Number CACE-23-011885 (the “Complaint”).

The complaint alleges that the Plaintiff holds a matured convertible promissory note totaling $487,372 comprised of $410,000 principal and $77,372 accrued interest. In addition, Mr. Zuchaer claims he is entitled to a default premium equaling 5% of the outstanding principal and interest and a per diem interest of approximately $90.

The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements except that Thunder has recorded a reserve of $640,859 (principal and accrued interest) as of June 30, 2023. The Company is confident to obtain a summary judgement in their favor on the allegations and hence has not provided for any financial exposure. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

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

•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock based compensation during the six months ended June 30, 2023), and a bonus of $1,200,000 (included in consulting expense during the six months ended June 30, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at June 30, 2023.

•	a total of 28,000,000 common shares, vesting immediately and recorded as stock based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in December 2023. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to activate the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at June 30, 2023.

•	a total of 5,000,000 common shares, vesting immediately and recorded as stock based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2023. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at June 30, 2023.

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the six months ended June 30, 2023.

During the three and six months ended June 30, 2023 and 2022, the Company paid Top Flight $120,700 ($75,000 for monthly consulting services and $45,700 for goals based bonus) and $365,700 ($150,000 for monthly consulting services and $215,700 for goals based bonus), and $37,600 and $37,600, respectively, with a balance due of $1,258,300 and $247,000 as of June 30, 2023 and December 31, 2022, respectively.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 5,000,000 common shares, valued at $150,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted into 5,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. On May 22, 2023, the consultant converted 5,000 shares of the Series B Convertible Preferred Stock into 5,000,000 common shares.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 2,000,000 common shares, valued at $60,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted into 2,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. On May 22, 2023, the consultant converted 2,000 shares of the Series B Convertible Preferred Stock into 2,000,000 common shares.

On May 17, 2023, the Company amended the Consulting Agreement to issue an additional 100 shares of Series B Convertible Preferred Stock, vesting immediately. The consultant elected to exchange these shares for an aggregate of 100,000 common shares as each Series B Convertible Preferred share converts into one thousand (1,000) shares of the Company’s common stock.

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

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WCMH giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime Coins (“Coins”), valued at $1,450,000 (combined “Related Liabilities”). On May 30, 2023, the Fourth & One agreement contingencies were removed and the Company recorded an investment and Related Liabilities totaling $5,450,000 ($4,000,000 as a convertible promissory note and $1,450,000 presented as other current liabilities in the balance sheet as of June 30, 2023). Fourth and One converted the promissory note of $4,000,000 into 2,000,000 shares of the Company’s common stock. Should the Coins not go “live” by August 30, 2023, the Company will exchange the Coins requirement with 725,000 shares of the Company’s common stock, valued at $1,450,000. In addition, the Amendment allows for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share should the Company fail to meet the Regulation A Tier II offering of $3.00 per share by December 31, 2023 (see Note 5).

Sponsorship Agreement

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner. During the three and six months ended June 30, 2023 and 2022, the Company made payments of $50,000 and $50,000, and $0 and $0, respectively, to the Aces with a balance due of $403,959 and $36,745 as of June 30, 2023 and December 31, 2022, respectively.

Financing Engagement Agreement

On April 4, 2023, the Company entered into an engagement letter with SP Securities LLC in which SP Securities will serve as a corporate advisor for the Company’s market value collateralized bond obligation program. The consulting fee shall be a cash fee in the amount of (i) $15,000 due and payable at the signing of this Agreement and $10,000 due and payable on April 17, 2023 and (ii) $15,000 due and payable on the 1st day of each succeeding calendar month, commencing on May 1, 2023.

On August 25, 2022, the Company entered into a Legal Services Agreement with The George Law Group in connection with an issuance of multi-tranched securitization (“Financing”) which shall utilize a pledge of the Company’s stock and other properties currently owned or under the Company’s control. The legal fee shall be one-half of one percent (0.5%) of the par amount of any Financing. The Company has paid a retainer of $21,000 during the six months ended June 30, 2023 with a prepaid balance of $73,000 and $42,000 as of June 30, 2023 and December 31, 2022, respectively.

NOTE 10 – SUBSEQUENT EVENTS

April 2022 Notes

Subsequent to June 30, 2023, the Company offered and sold an additional $10,000 of the April 2022 Notes bearing no interest, are due and payable on December 31, 2023, and have a conversion price of $0.07 per share.

Subsequent to June 30, 2023, fifteen April 2022 Convertible Notes, to whom Notice of conversions had been issued by June 30, 2023, amounting to $308,475 got converted into 2,756,787 common shares.

Preferred Stock

In August 2023, Top Flight elected to exchange 7,200 shares of Series B Convertible Preferred Stock for an aggregate of 7,200,000 shares of common stock. Each Series B Convertible Preferred Share converts into one thousand (1,000) shares of the Company’s common stock.

Bear Village

In July 2023, the Company acquired the convertible promissory notes of Bear Village, Inc. (“Bear Village”) totaling $260,250 in exchange for 3,582,373 shares (928,571 shares for related parties and 2,653,802 shares for third parties) of the Company’s common stock. Bear Village shares common ownership with Thunder Energies and a full acquisition of Bear Village is planned.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Energies Corporation for the period ended June 30, 2023 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

On March 24, 2020, the Company held a meeting and voted to create two separate classes of preferred shares, Class “B” and class “C’ preferred shares. One class of shares B would be used to offer securitization for the watercraft while class C preferred shares would be used in conjunction with the securitization of air crafts.

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

On April 17, 2023, the Company informed SP11 and ELSR Corporation of an illegal convertible promissory note (the “Notes”) in the name of Thunder Energies Corporation. The Notes are being cancelled by Thunder Energies Corporation as there is no record of consideration paid to the Company, the agreement for the Notes was not an arms length transaction with the lender and borrower, and it violates Chapter 687 of the 2022 Florida Statutes – Commercial Relations, Interest and Usury; Lending Practices. The Company will no longer accrue interest or penalties on these Notes. The Company will continue to recognize the Notes and accrued interest currently recorded in the Consolidated Balance Sheets with a total balance due of $6,810,915 ($120,766 of Notes and $6,690,149 of accrued interest) as of June 30, 2023.

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

Recent Developments

During fiscal 2023, holders of 97,100,000 shares of common stock (90,000,000 shares from related parties and 7,100,000 shares from third parties) elected to exchange these shares for an aggregate of 97,100 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

During fiscal 2023, holders of 45,800 shares of Series B Convertible Preferred Stock (38,700 shares from related parties and 7,100 shares from third parties) elected to exchange these shares for an aggregate of 45,800,000 shares of common stock. Each Series B Convertible Preferred Share converts into one thousand (1,000) shares of the Company’s common stock.

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

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock based compensation during the six months ended June 30, 2023), and a bonus of $1,200,000 (included in consulting expense during the six months ended June 30, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at June 30, 2023.

	•	a total of 28,000,000 common shares, vesting immediately and recorded as stock based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in December 2023. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to activate the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at June 30, 2023.

	•	a total of 5,000,000 common shares, vesting immediately and recorded as stock based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2023. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at June 30, 2023.

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the six months ended June 30, 2023.

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

Recent Developments

Convertible Note Payable

Short Term

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through October 31, 2024 for aggregate gross proceeds of $1,650,275 (including $1,500 against which services were received) through June 30, 2023. Notes totaling $325,000 issued in fiscal 2023 and December 2022 allows for the repurchase of up to a total of 421,428 converted common shares at $2.50 per share and notes totaling $300,000 issued in fiscal year 2023 allows for the repurchase of up to a total of 300,000 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share for notes amounting to $878,575, $0.70 per share for notes amounting to $309,200, and $1.00 per share for notes amounting to $462,500 into the Company’s common stock if before any public offering. The April 2022 Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above. Subsequent to June 30, 2023, the Company offered and sold an additional $10,000 of the April 2022 Notes bearing no interest, are due and payable on December 31, 2023, and have a conversion price of $0.07 per share.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature (“BCF”) and determined that the instrument has a BCF. A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible, and is recorded as additional paid in capital and as a debt discount in the Balance Sheet. The debt discount is accreted over the term of the convertible notes to interest expense in the accompanying consolidated Statements of Operations.

As of June 30, 2023, seventy third party investors elected to convert the aggregate principal amount of the Notes totaling $1,295,275, into 13,045,651 common shares ($884,800 has been converted into 9,350,287 common shares and $410,475 has been converted into 3,695,364 common shares to be issued).

Convertible notes amounting to $355,000 are outstanding as of June 30, 2023, of which $50,500 are now in default. The Company is currently in discussions with these note holders to convert the Notes into the Company’s common stock upon the Company’s Regulation A being declared effective.

$4,000,000 Promissory Note

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WCMH giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime Coins (“Coins”), valued at $1,450,000 (combined “Related Liabilities”). On May 30, 2023, the Fourth & One agreement contingencies were removed and the Company recorded an investment and Related Liabilities totaling $5,450,000 ($4,000,000 as a convertible promissory note and $1,450,000 presented as other current liabilities in the balance sheet as of June 30, 2023). Fourth and One converted the promissory note of $4,000,000 into 2,000,000 shares of the Company’s common stock. Should the Coins not go “live” by August 30, 2023, the Company will exchange the Coins requirement with 725,000 shares of the Company’s common stock, valued at $1,450,000. In addition, the Amendment allows for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share should the Company fail to meet the Regulation A Tier II offering of $3.00 per share by December 31, 2023.

$40,000,000 Convertible Note

On May 13, 2022, the Company issued a convertible promissory note in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. As amended effective May 7, 2023, the Convertible Promissory Note shall not be enforceable until such time as the Holder’s consideration, RoRa Coin is “live” on an exchange, or swap engine, and available through a mutually agreed upon cryptocurrency wallet such as NyX, MetaMask, Exodus, Ledger, or similar. The expected date for being live is in December 2023. The parties agree to establish a time is of the essence date of December 31, 2023 for Holder to meet the “live” requirement. Should Holder not meet the “live” requirement by December 31, 2023, then Borrower shall return all RoRa Coins and Holder shall release all claims on any shares or Convertible Promissory Note, Conversion rights shall not vest until such time as the holder’s consideration, Coins are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

Investment in WC Mine Holdings

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WCMH giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime Coins (“Coins”), valued at $1,450,000 (combined “Related Liabilities”). On May 30, 2023, the Fourth & One agreement contingencies were removed and the Company recorded an investment and Related Liabilities totaling $5,450,000 ($4,000,000 as a convertible promissory note and $1,450,000 presented as other current liabilities in the balance sheet as of June 30, 2023). Fourth and One converted the promissory note of $4,000,000 into 2,000,000 shares of the Company’s common stock. Should the Coins not go “live” by August 30, 2023, the Company will exchange the Coins requirement with 725,000 shares of the Company’s common stock, valued at $1,450,000. In addition, the Amendment allows for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share should the Company fail to meet the Regulation A Tier II offering of $3.00 per share by December 31, 2023.

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

Consulting Agreements

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock based compensation during the six months ended June 30, 2023), and a bonus of $1,200,000 (included in consulting expense during the six months ended June 30, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at June 30, 2023.

	•	a total of 28,000,000 common shares, vesting immediately and recorded as stock based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in December 2023. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to activate the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at June 30, 2023.

• a total of 5,000,000 common shares, vesting immediately and recorded as stock based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2023. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at June 30, 2023.

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the year ended December 31, 2022.

During the three and six months ended June 30, 2023 and 2022, the Company paid Top Flight $120,700 ($75,000 for monthly consulting services and $45,700 for goals based bonus) and $365,700 ($150,000 for monthly consulting services and $215,700 for goals based bonus), and $37,600 and $37,600, respectively, with a balance due of $1,258,300 and $247,000 as of June 30, 2023 and December 31, 2022, respectively.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 5,000,000 common shares, valued at $150,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted into 5,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. On May 22, 2023, the consultant converted 5,000 shares of the Series B Convertible Preferred Stock into 5,000,000 common shares.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 2,000,000 common shares, valued at $60,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted into 2,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. On May 22, 2023, the consultant converted 2,000 shares of the Series B Convertible Preferred Stock into 2,000,000 common shares.

On May 17, 2023, the Company amended the Consulting Agreement to issue an additional 100 shares of Series B Convertible Preferred Stock, vesting immediately. The consultant elected to exchange these shares for an aggregate of 100,000 common shares as each Series B Convertible Preferred share converts into one thousand (1,000) shares of the Company’s common stock.

Sponsorship Agreement

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner. During the three and six months ended June 30, 2023 and 2022, the Company made payments of $50,000 and $50,000, and $0 and $0, respectively, to the Aces with a balance due of $403,959 and $36,745 as of June 30, 2023 and December 31, 2022, respectively.

Bear Village

In July 2023, the Company acquired the convertible promissory notes of Bear Village, Inc. (“Bear Village”) totaling $260,250 in exchange for 3,582,373 shares (928,571 shares for related parties and 2,653,802 shares for third parties) of the Company’s common stock. Bear Village shares common ownership with Thunder Energies and a full acquisition of Bear Village is planned.

Common Stock To Be Issued

During the quarter ended June 30, 2023, the Company has converted 2022 April Convertible Notes worth of $410,475 into 3,695,364 common shares to be issued.

Preferred Stock

During fiscal 2023, holders of 97,100,000 shares of common stock (90,000,000 shares from related parties and 7,100,000 shares from third parties) elected to exchange these shares for an aggregate of 97,100 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

During fiscal 2023, holders of 45,800 shares of Series B Convertible Preferred Stock (38,700 shares from related parties and 7,100 shares from third parties) elected to exchange these shares for an aggregate of 45,800,000 shares of common stock. Each Series B Convertible Preferred Share converts into one thousand (1,000) shares of the Company’s common stock.

In August 2023, Top Flight elected to exchange 7,200 shares of Series B Convertible Preferred Stock for an aggregate of 7,200,000 shares of common stock. Each Series B Convertible Preferred Share converts into one thousand (1,000) shares of the Company’s common stock.

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

Results of Operations for the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022

Net revenues	$–	$–
Cost of sales	–	–
Gross Profit	–	–
Operating expenses	5,408,639	758,325
Other expense	(73,054)	(786,788)
Net loss before income taxes	$(5,481,693)	$(1,545,113)

Net Revenues

For the three months ended June 30, 2023 and 2022, we had no revenues.

Cost of Sales

For the three months ended June 30, 2023 and 2022, we had no cost of sales as we had no revenues.

Operating Expenses

Operating expenses increased by $4,650,314, or 613.2%, to $5,408,639 for three months ended June 30, 2023 from $758,325 for the three months ended June 30, 2022 primarily due to increases in consulting fees of $1,306,331, stock based compensation of $3,128,000, marketing costs of $211,177, investor relations costs of $9,200, and travel costs of $18,673, offset primarily by decreases in professional fees of $19,764, and general and administration costs of $3,303, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended June 30, 2023, we had marketing expenses of $211,177, stock based compensation of $3,788,000, and general and administrative expenses of $1,409,462 primarily due to professional fees of $21,136, investor relations costs of $9,200, consulting fees of $1,357,331, travel costs of $18,673, and general and administration costs of $3,122, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended June 30, 2022, we had operating expenses of $758,325. For the three months ended June 30, 2022, we had stock based compensation of $660,000 and general and administrative expenses of $98,325 primarily due to consulting costs of $51,000, professional fees of $40,900, and general and administration costs of $6,425, as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

Other Expense

Other expense for the three months ended June 30, 2023 totaled $73,054 due to interest expense in conjunction with debt discount of $73,054, compared to other expense of $786,788 for the three months ended June 30, 2022 primarily due to interest expense in conjunction with debt discount of $78,535, the change in derivative liability of $12,872, interest expense on notes payable of $695,381.

Net loss before income taxes

Net loss before income taxes for the three months ended June 30, 2023 and 2022 totaled $5,481,693 and $1,545,113, respectively, primarily representing the operating and other expense as described above.

Financial Condition.

Total Assets.

Assets were $5,662,141 as of June 30, 2023. Assets were cash of $12,056, notes receivable – related party of $30,835 (primarily due from Bear Village), deferred offering costs of $25,750, prepaid expenses and other assets of $143,500, and investment in Fourth and One of $5,450,000. Assets were $145,892 as of December 31, 2022. Assets were cash of $48,881, notes receivable – related party of $26,200 (due from Bear Village), deferred offering costs of $9,000, and prepaid expenses of $61,811.

Total Liabilities.

Liabilities were $11,565,767 as of June 30, 2023. Liabilities consisted primarily of accounts payable of $502,168, derivative liability of $93,969, accrued expenses of $1,258,300, accrued interest of $7,155,564, short-term convertible notes payable of $1,103,266 and other current liabilities of $1,450,000, and long-term convertible notes payable of $2,500. Liabilities were $6,784,786 as of December 31, 2022. Liabilities consisted primarily of accounts payable of $82,819, derivative liability of $85,590, accrued expenses of $283,745, accrued interest of $4,756,266, and convertible notes payable of $1,576,366.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Net revenues	$–	$–
Cost of sales	–	–
Gross Profit	–	–
Operating expenses	5,940,329	1,562,775
Other expense	(2,407,678)	(430,112)
Net loss before income taxes	$(8,348,007)	$(1,992,887)

Net Revenues

For the six months ended June 30, 2023 and 2022, we had no revenues.

Cost of Sales

For the six months ended June 30, 2023 and 2022, we had no cost of sales as we had no revenues.

Operating Expenses

Operating expenses increased by $4,377,554, or 280.1%, to $5,940,329 for six months ended June 30, 2023 from $1,562,775 for the six months ended June 30, 2022 primarily due to increases in consulting fees of $1,504,471, stock based compensation of $2,378,000, investor relations costs of $28,800, marketing costs of $420,191, professional fees of $38,982, and travel costs of $58,568, offset primarily by decreases in compensation costs of $50,000, and general and administration costs of $1,458, as a result of adding administrative infrastructure for our anticipated business development.

For the six months ended June 30, 2023, we had marketing expenses of $420,191, stock based compensation of $3,788,000, and general and administrative expenses of $1,732,138 primarily due to professional fees of $84,532, investor relations costs of $28,800, consulting fees of $1,555,471, travel costs of $58,568, and general and administration costs of $4,767, as a result of adding administrative infrastructure for our anticipated business development.

For the six months ended June 30, 2022, we had operating expenses of $1,562,775. For the six months ended June 30, 2022, we had stock based compensation of $1,410,000 and general and administrative expenses of $152,775 primarily due to consulting costs of $51,000, payroll costs of $50,000, professional fees of $45,550, and general and administration costs of $6,225, as a result of reorganizing our administrative infrastructure due to refocusing our personnel and marketing initiatives to generate anticipated sales growth.

Other Expense

Other expense for the six months ended June 30, 2023 totaled $2,407,678 primarily due to interest expense on notes payable of $2,399,299 and the change in derivative liability of $8,379, compared to other expense of $430,112 for the six months ended June 30, 2022 primarily due to interest expense in conjunction with debt discount of $156,206, the change in derivative liability of $9,533, interest expense on notes payable of $1,165,373, offset primarily by gain on extinguishment of debt in conjunction with change of control of $901,000.

Liquidity and Capital Resources.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $15,834,944 at June 30, 2023, had a working capital deficit of $11,351,126 and $6,630,894 at June 30, 2023 and December 31, 2022, respectively, and had a net loss of $5,481,693 and $8,348,007, and $1,545,113 and $1,992,887 for the three and six months ended June 30, 2023 and 2022, respectively, and net cash used in operating activities of $861,500 and $124,025 for the six months ended June 30, 2023 and 2022, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had a decrease in cash flows of $36,825 in the six months ended June 30, 2023 resulting from cash used in operating activities of $861,500, and offset primarily by cash provided by financing activities of $824,675.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Net cash provided by (used in):
Operating activities	$(861,500)	$(124,025)
Investing activities	–	–
Financing activities	824,675	128,000
Net (decrease) increase in cash	$(36,825)	$3,975

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Cash Flows from Operating Activities – For the six months ended June 30, 2023, net cash used in operations was $861,500. Net cash used in operations was primarily due to a net loss of $8,348,007 for six months ended June 30, 2023 and the changes in operating assets and liabilities of $3,690,128, primarily due to the increase in accrued interest of $2,399,298, accounts payable of $419,349, and accrued expenses of $974,555, offset partially by decreases in notes receivable – related party of $4,635, deferred offering costs of $16,750, and prepaid expenses of $81,689. In addition, net cash used in operating activities includes adjustments to reconcile net profit from the change in fair value of derivative liability of $8,379 and stock based compensation of $3,788,000.

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

Cash Flows from Investing Activities – For the six months ended June 30, 2023 and 2022, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities – For the six months ended June 30, 2023, net cash provided by financing was $824,675, due to proceeds from short term convertible notes. For the six months ended June 30, 2022, net cash used in financing activities was $128,000 due to proceeds from short-term convertible notes payable.

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

On March 1, 2022, as amended on October 1, 2022 and December 28, 2022, the Company entered into an Employment Agreement with Mr. Ricardo Haynes whereby Mr. Haynes became the sole Director, CEO and Chairman of the Board, and the acting sole officer of the Company. The Employment Agreement is in effect until September 30, 2027. Under this Employment Agreement, Mr. Haynes will be entitled to a total of 25,000,000 common shares, vesting immediately, valued at $750,000 (based on the Company’s stock price on the date of issuance). In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted into 25,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. On May 22, 2023, Mr. Haynes converted 25,000 shares of the Series B Convertible Preferred Stock into 25,000,000 common shares and subsequently gifted 2,690,000 common shares to six of the Company’s convertible noteholders (including 2,000,000 common shares to a third party, Winsome Consulting).

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

•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock based compensation during the six months ended June 30, 2023), and a bonus of $1,200,000 (included in consulting expense during the six months ended June 30, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at June 30, 2023.

•	a total of 28,000,000 common shares, vesting immediately and recorded as stock based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in December 2023. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to activate the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at June 30, 2023.

•	a total of 5,000,000 common shares, vesting immediately and recorded as stock based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2023. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at June 30, 2023.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 5,000,000 common shares, valued at $150,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted into 5,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. On May 22, 2023, the consultant converted 5,000 shares of the Series B Convertible Preferred Stock into 5,000,000 common shares.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 2,000,000 common shares, valued at $60,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted into 2,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. On May 22, 2023, the consultant converted 2,000 shares of the Series B Convertible Preferred Stock into 2,000,000 common shares.

On May 17, 2023, the Company amended the Consulting Agreement to issue an additional 100 shares of Series B Convertible Preferred Stock, vesting immediately. The consultant elected to exchange these shares for an aggregate of 100,000 common shares as each Series B Convertible Preferred share converts into one thousand (1,000) shares of the Company’s common stock.

In May 2023, Fourth and One converted the promissory note of $4,000,000 into 2,000,000 shares of the Company’s common stock (see Note 5).

Bear Village

In July 2023, the Company acquired the convertible promissory notes of Bear Village, Inc. (“Bear Village”) totaling $260,250 in exchange for 3,582,373 shares (928,571 shares for related parties and 2,653,802 shares for third parties) of the Company’s common stock. Bear Village shares common ownership with Thunder Energies and a full acquisition of Bear Village is planned.

Common Stock To Be Issued

During the quarter ended June 30, 2023, the Company has converted 2022 April Convertible Notes worth of $410,475 into 3,695,364 common shares to be issued.

Preferred Stock

During fiscal 2023, holders of 97,100,000 shares of common stock (90,000,000 shares from related parties and 7,100,000 shares from third parties) elected to exchange these shares for an aggregate of 97,100 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

During fiscal 2023, holders of 38,600 shares of Series B Convertible Preferred Stock (31,500 shares from related parties and 7,100 shares from third parties) elected to exchange these shares for an aggregate of 38,600,000 shares of common stock. Each Series B Convertible Preferred Share converts into one thousand (1,000) shares of the Company’s common stock.

In August 2023, Top Flight elected to exchange 7,200 shares of Series B Convertible Preferred Stock for an aggregate of 7,200,000 shares of common stock. Each Series B Convertible Preferred Share converts into one thousand (1,000) shares of the Company’s common stock.

Convertible Note Payable

Short Term

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through October 31, 2024 for aggregate gross proceeds of $1,650,275 (including $1,500 against which services were received) through June 30, 2023. Notes totaling $325,000 issued in fiscal 2023 and December 2022 allows for the repurchase of up to a total of 421,428 converted common shares at $2.50 per share and notes totaling $300,000 issued in fiscal year 2023 allows for the repurchase of up to a total of 300,000 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share for notes amounting to $878,575, $0.70 per share for notes amounting to $309,200, and $1.00 per share for notes amounting to $462,500 into the Company’s common stock if before any public offering. The April 2022 Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above. Subsequent to June 30, 2023, the Company offered and sold an additional $10,000 of the April 2022 Notes bearing no interest, are due and payable on December 31, 2023, and have a conversion price of $0.07 per share.

As of June 30, 2023, seventy third party investors elected to convert the aggregate principal amount of the Notes totaling $1,295,275, into 13,045,651 common shares ($884,800 has been converted into 9,350,287 common shares and $410,475 has been converted into 3,695,364 common shares to be issued).

Convertible notes amounting to $355,000 are outstanding as of June 30, 2023, of which $50,500 are now in default. The Company is currently in discussions with these note holders to convert the Notes into the Company’s common stock upon the Company’s Regulation A being declared effective.

$4,000,000 Promissory Note

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WCMH giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime Coins (“Coins”), valued at $1,450,000 (combined “Related Liabilities”). On May 30, 2023, the Fourth & One agreement contingencies were removed and the Company recorded an investment and Related Liabilities totaling $5,450,000 ($4,000,000 as a convertible promissory note and $1,450,000 presented as other current liabilities in the balance sheet as of June 30, 2023). Fourth and One converted the promissory note of $4,000,000 into 2,000,000 shares of the Company’s common stock. Should the Coins not go “live” by August 30, 2023, the Company will exchange the Coins requirement with 725,000 shares of the Company’s common stock, valued at $1,450,000. In addition, the Amendment allows for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share should the Company fail to meet the Regulation A Tier II offering of $3.00 per share by December 31, 2023.

$40,000,000 Convertible Note

On May 13, 2022, the Company issued a convertible promissory note in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. As amended effective May 7, 2023, the Convertible Promissory Note shall not be enforceable until such time as the Holder’s consideration, RoRa Coin is “live” on an exchange, or swap engine, and available through a mutually agreed upon cryptocurrency wallet such as NyX, MetaMask, Exodus, Ledger, or similar. The expected date for being live is in December 2023. The parties agree to establish a time is of the essence date of December 31, 2023 for Holder to meet the “live” requirement. Should Holder not meet the “live” requirement by December 31, 2023, then Borrower shall return all RoRa Coins and Holder shall release all claims on any shares or Convertible Promissory Note, Conversion rights shall not vest until such time as the holder’s consideration, Coins are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above.

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

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WCMH giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime Coins (“Coins”), valued at $1,450,000 (combined “Related Liabilities”). On May 30, 2023, the Fourth & One agreement contingencies were removed and the Company recorded an investment and Related Liabilities totaling $5,450,000 ($4,000,000 as a convertible promissory note and $1,450,000 presented as other current liabilities in the balance sheet as of June 30, 2023). Fourth and One converted the promissory note of $4,000,000 into 2,000,000 shares of the Company’s common stock. Should the Coins not go “live” by August 30, 2023, the Company will exchange the Coins requirement with 725,000 shares of the Company’s common stock, valued at $1,450,000. In addition, the Amendment allows for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share should the Company fail to meet the Regulation A Tier II offering of $3.00 per share by December 31, 2023.

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

Consulting Agreements

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock based compensation during the six months ended June 30, 2023), and a bonus of $1,200,000 (included in consulting expense during the six months ended June 30, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at June 30, 2023.

•	a total of 28,000,000 common shares, vesting immediately and recorded as stock based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in December 2023. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to activate the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at June 30, 2023.

• a total of 5,000,000 common shares, vesting immediately and recorded as stock based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2023. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at June 30, 2023.

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the year ended December 31, 2022.

During the three and six months ended June 30, 2023 and 2022, the Company paid Top Flight $120,700 ($75,000 for monthly consulting services and $45,700 for goals based bonus) and $365,700 ($150,000 for monthly consulting services and $215,700 for goals based bonus), and $37,600 and $37,600, respectively, with a balance due of $1,258,300 and $247,000 as of June 30, 2023 and December 31, 2022, respectively.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 5,000,000 common shares, valued at $150,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted into 5,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. On May 22, 2023, the consultant converted 5,000 shares of the Series B Convertible Preferred Stock into 5,000,000 common shares.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 2,000,000 common shares, valued at $60,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted into 2,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. On May 22, 2023, the consultant converted 2,000 shares of the Series B Convertible Preferred Stock into 2,000,000 common shares.

On May 17, 2023, the Company amended the Consulting Agreement to issue an additional 100 shares of Series B Convertible Preferred Stock, vesting immediately. The consultant elected to exchange these shares for an aggregate of 100,000 common shares as each Series B Convertible Preferred share converts into one thousand (1,000) shares of the Company’s common stock.

Sponsorship Agreement

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner. During the three and six months ended June 30, 2023 and 2022, the Company made payments of $50,000 and $50,000, and $0 and $0, respectively, to the Aces with a balance due of $403,959 and $36,745 as of June 30, 2023 and December 31, 2022, respectively.

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2023.

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

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $93,969 and $85,590 as of June 30, 2023 and December 31, 2022, and recorded a change in derivative liability of $8,379 and $(3,339) during the six months ended June 30, 2023 and 2022, respectively.

As a result of the failure to timely file our Form 10-Q for the three-month periods ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. The Company recorded default interest of $0 and $14,931 and $7,486 and $14,884 during the three and six months ended June 30, 2023 and 2022, respectively.

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions with the note holder to convert the GHS Note into the Company’s common stock upon the Company’s Regulation A being declared effective.

On April 17, 2023, the Company informed SP11 and ELSR Corporation of an illegal convertible promissory note (the “Notes”) in the name of Thunder Energies Corporation. The Notes are being cancelled by Thunder Energies Corporation as there is no record of consideration paid to the Company, the agreement for the Notes was not an arms length transaction with the lender and borrower, and it violates Chapter 687 of the 2022 Florida Statutes – Commercial Relations, Interest and Usury; Lending Practices. The Company will no longer accrue interest or penalties on these Notes. The Company will continue to recognize the Notes and accrued interest currently recorded in the Consolidated Balance Sheets with a total balance due of $6,810,915 ($120,766 of Notes and $6,690,149 of accrued interest) as of June 30, 2023.

$220,000 Note

On September 21, 2020, the Company issued a convertible promissory note in the principal amount of $220,000. The convertible promissory note bears interest at 8% per annum and is due and payable in twenty-four (24) months. The holder of this note has the right, at the holder’s option, upon the consummation of a sale of all or substantially all of the equity interest in the Company or private placement transaction of the Company’s equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.05 per share. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above. The principal balance due at June 30, 2023 is $220,000 and is presented as a short-term liability in the balance sheet.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. On July 19, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. In exchange for the Agreement, the Company agreed to pay a one-time interest charge of $11,680 in the year ended December 31, 2021. The Company recorded default interest of $17,661 and $34,272, and $14,457 and $28,017 during the three and six months ended June 30, 2023 and 2022, respectively.

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

As a result of the failure to timely file our Form 10-Q for the three-month periods ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. On July 15, 2021, the Company entered into a Waiver Agreement (the “Agreement”) waiving the default provisions listed in the Notes related to the Company’s failure to timely file its Form 10-Q for the three-month period ended September 30, 2020, the Form 10-K for the year ended December 31, 2020, and the three-month period ended March 31, 2021. The Company recorded default interest of $32,452 and $62,969, and $26,544 and $51,435 during the three and six months ended June 30, 2023 and 2022, respectively.

The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions with the note holder to convert the Note into the Company’s common stock upon the Company’s Regulation A being declared effective.

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through October 31, 2024 for aggregate gross proceeds of $1,650,275 (including $1,500 against which services were received) through June 30, 2023. Notes totaling $325,000 issued in fiscal 2023 and December 2022 allows for the repurchase of up to a total of 421,428 converted common shares at $2.50 per share and notes totaling $300,000 issued in fiscal year 2023 allows for the repurchase of up to a total of 300,000 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share for notes amounting to $878,575, $0.70 per share for notes amounting to $309,200, and $1.00 per share for notes amounting to $462,500 into the Company’s common stock if before any public offering. The April 2022 Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

As of June 30, 2023, seventy third party investors elected to convert the aggregate principal amount of the Notes totaling $1,295,275, into 13,045,651 common shares ($884,800 has been converted into 9,350,287 common shares and $410,475 has been converted into 3,695,364 common shares to be issued).

Convertible notes amounting to $355,000 are outstanding as of June 30, 2023, of which $50,500 are now in default. The Company is currently in discussions with these note holders to convert the Notes into the Company’s common stock upon the Company’s Regulation A being declared effective.

$4,000,000 Promissory Note

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WCMH giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime Coins (“Coins”), valued at $1,450,000 (combined “Related Liabilities”). On May 30, 2023, the Fourth & One agreement contingencies were removed and the Company recorded an investment and Related Liabilities totaling $5,450,000 ($4,000,000 as a convertible promissory note and $1,450,000 presented as other current liabilities in the balance sheet as of June 30, 2023). Fourth and One converted the promissory note of $4,000,000 into 2,000,000 shares of the Company’s common stock. Should the Coins not go “live” by August 30, 2023, the Company will exchange the Coins requirement with 725,000 shares of the Company’s common stock, valued at $1,450,000. In addition, the Amendment allows for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share should the Company fail to meet the Regulation A Tier II offering of $3.00 per share by December 31, 2023.

$40,000,000 Convertible Note

On May 13, 2022, the Company issued a convertible promissory note in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. As amended effective May 7, 2023, the Convertible Promissory Note shall not be enforceable until such time as the Holder’s consideration, RoRa Coin is “live” on an exchange, or swap engine, and available through a mutually agreed upon cryptocurrency wallet such as NyX, MetaMask, Exodus, Ledger, or similar. The expected date for being live is in December 2023. The parties agree to establish a time is of the essence date of December 31, 2023 for Holder to meet the “live” requirement. Should Holder not meet the “live” requirement by December 31, 2023, then Borrower shall return all RoRa Coins and Holder shall release all claims on any shares or Convertible Promissory Note, Conversion rights shall not vest until such time as the holder’s consideration, Coins are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above.

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

On October 4, 2020, SP11 converted $35,000 of its Promissory Debentures at $0.01 per share into 3,500,000 shares of the Company’s common stock. On November 22, 2021, the loan of $48,000 and accrued and unpaid interest of $573,798 totaling $621,798 was forgiven by EMRY. On April 17, 2023, the Company informed SP11 and ELSR Corporation of an illegal convertible promissory note (the “Notes”) in the name of Thunder Energies Corporation. The Notes are being cancelled by Thunder Energies Corporation as there is no record of consideration paid to the Company, the agreement for the Notes was not an arms length transaction with the lender and borrower, and it violates Chapter 687 of the 2022 Florida Statutes – Commercial Relations, Interest and Usury; Lending Practices. The Company will no longer accrue interest or penalties on these Notes. The Company will continue to recognize the Notes and accrued interest currently recorded in the Consolidated Balance Sheets with a total balance due of $6,810,915 ($120,766 of Notes and $6,690,149 of accrued interest) as of June 30, 2023.

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

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WCMH giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime Coins (“Coins”), valued at $1,450,000 (combined “Related Liabilities”). On May 30, 2023, the Fourth & One agreement contingencies were removed and the Company recorded an investment and Related Liabilities totaling $5,450,000 ($4,000,000 as a convertible promissory note and $1,450,000 presented as other current liabilities in the balance sheet as of June 30, 2023). Fourth and One converted the promissory note of $4,000,000 into 2,000,000 shares of the Company’s common stock. Should the Coins not go “live” by August 30, 2023, the Company will exchange the Coins requirement with 725,000 shares of the Company’s common stock, valued at $1,450,000. In addition, the Amendment allows for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share should the Company fail to meet the Regulation A Tier II offering of $3.00 per share by December 31, 2023.

Sponsorship Agreement

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner. During the three and six months ended June 30, 2023 and 2022, the Company made payments of $50,000 and $50,000, and $0 and $0, respectively, to the Aces with a balance due of $403,959 and $36,745 as of June 30, 2023 and December 31, 2022, respectively.

Financing Engagement Agreement

On April 4, 2023, the Company entered into an engagement letter with SP Securities LLC in which SP Securities will serve as a corporate advisor for the Company’s market value collateralized bond obligation program. The consulting fee shall be a cash fee in the amount of (i) $15,000 due and payable at the signing of this Agreement and $10,000 due and payable on April 17, 2023 and (ii) $15,000 due and payable on the 1st day of each succeeding calendar month, commencing on May 1, 2023.

On August 25, 2022, the Company entered into a Legal Services Agreement with The George Law Group in connection with an issuance of multi-tranched securitization (“Financing”) which shall utilize a pledge of the Company’s stock and other properties currently owned or under the Company’s control. The legal fee shall be one-half of one percent (0.5%) of the par amount of any Financing. The Company has paid a retainer of $21,000 during the six months ended June 30, 2023 with a prepaid balance of $73,000 and $42,000 as of June 30, 2023 and December 31, 2022, respectively.

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

Consulting Agreements

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock based compensation during the six months ended June 30, 2023), and a bonus of $1,200,000 (included in consulting expense during the six months ended June 30, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at June 30, 2023.

	•	a total of 28,000,000 common shares, vesting immediately and recorded as stock based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in December 2023. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at June 30, 2023.

	•	a total of 5,000,000 common shares, vesting immediately and recorded as stock based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2023. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at June 30, 2023.

2.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

3.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the six months ended June 30, 2023.

During the three and six months ended June 30, 2023 and 2022, the Company paid Top Flight $120,700 ($75,000 for monthly consulting services and $45,700 for goals based bonus) and $365,700 ($150,000 for monthly consulting services and $215,700 for goals based bonus), and $37,600 and $37,600, respectively, with a balance due of $1,258,300 and $247,000 as of June 30, 2023 and December 31, 2022, respectively.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 5,000,000 common shares, valued at $150,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted into 5,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. On May 22, 2023, the consultant converted 5,000 shares of the Series B Convertible Preferred Stock into 5,000,000 common shares.

On April 6, 2022, the Company entered into a Consulting Agreement with a third party to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $200 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, the third party will be entitled to a total of 2,000,000 common shares, valued at $60,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted into 2,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. On May 22, 2023, the consultant converted 2,000 shares of the Series B Convertible Preferred Stock into 2,000,000 common shares.

On May 17, 2023, the Company amended the Consulting Agreement to issue an additional 100 shares of Series B Convertible Preferred Stock, vesting immediately. The consultant elected to exchange these shares for an aggregate of 100,000 common shares as each Series B Convertible Preferred share converts into one thousand (1,000) shares of the Company’s common stock.

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of June 30, 2023, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarter ended June 30, 2023 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 27, 2023, Moshe Zuchaer (“Plaintiff”) filed a complaint against Thunder Energies Corporation (“Thunder”) in the pending 17th Judicial Circuit Court in and for Broward County, Florida, (the “Florida Court”), Case Number CACE-23-011885 (the “Complaint”).

The complaint alleges that the Plaintiff holds a matured convertible promissory note totaling $487,372 comprised of $410,000 principal and $77,372 accrued interest. In addition, Mr. Zuchaer claims he is entitled to a default premium equaling 5% of the outstanding principal and interest and a per diem interest of approximately $90.

The Company is unable to predict the financial outcome of this matter at this time, and any views formed as to the viability of these claims or the financial exposure which could result may change from time to time as the matter proceeds through its course. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements except that Thunder has recorded a reserve of $640,859 (principal and accrued interest) as of June 30, 2023. The Company is confident to obtain a summary judgement in their favor on the allegations and hence has not provided for any financial exposure. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During fiscal 2023, holders of 97,100,000 shares of common stock (90,000,000 shares from related parties and 7,100,000 shares from third parties) elected to exchange these shares for an aggregate of 97,100 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

During fiscal 2023, holders of 45,800 shares of Series B Convertible Preferred Stock (38,700 shares from related parties and 7,100 shares from third parties) elected to exchange these shares for an aggregate of 45,800,000 shares of common stock. Each Series B Convertible Preferred Share converts into one thousand (1,000) shares of the Company’s common stock.

In May 2023, Fourth and One converted the promissory note of $4,000,000 into 2,000,000 shares of the Company’s common stock.

On May 17, 2023, the Company amended the Consulting Agreement with Top Flight to issue a total of 33,000,000 shares of the Company’s common stock in advance of achieving these remaining consideration terms.

On May 17, 2023, the Company amended a Consulting Agreement to issue an additional 100 shares of Series B Convertible Preferred Stock, vesting immediately. The consultant elected to exchange these shares for an aggregate of 100,000 common shares as each Series B Convertible Preferred share converts into one thousand (1,000) shares of the Company’s common stock

As of June 30, 2023, seventy third party investors elected to convert the aggregate principal amount of the Notes totaling $1,295,275, into 13,045,651 common shares ($884,800 has been converted into 9,350,287 common shares and $410,475 has been converted into 3,695,364 common shares to be issued).

In July 2023, the Company acquired the convertible promissory notes of Bear Village, Inc. (“Bear Village”) totaling $260,250 in exchange for 3,582,373 shares (928,571 shares for related parties and 2,653,802 shares for third parties) of the Company’s common stock. Bear Village shares common ownership with Thunder Energies and a full acquisition of Bear Village is planned.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company has not repaid five convertible notes totaling $680,500 and these convertible notes are now in default. The Company is currently in discussions with these note holders to convert the Notes into the Company’s common stock upon the Company’s Regulation A being declared effective.

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

The following table reflects citations, orders and notices issued to the Company and Fourth and One by MSHA during the three months ended June 30, 2023 (the “Reporting Period”) and contains certain additional information as required by Section 1503(a) and Item 104 of Regulation S-K, including information regarding mining-related fatalities, proposed assessments from MSHA and legal actions (“Legal Actions”) before the Federal Mine Safety and Health Review Commission, an independent adjudicative agency that provides administrative trial and appellate review of legal disputes arising under the Mine Act.

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

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Ricardo Haynes	Principal Executive Officer, Principal Accounting Officer, Chairman of the Board of Directors	August 21, 2023
Ricardo Haynes

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

