Form 10-K
period 2023-12-31
Thunder Energies Corp
filed 2024-04-15
CIK 1524872

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant was $6,517,286. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the issuer’s Common Stock, $0.001 par value, as of April 15, 2024 was 119,590,516 shares.

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

Fiscal Year Ended December 31, 2023

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

On March 24, 2020, the Company announced its operational affiliate plans with Saveene.Com Inc. (“Saveene”) the preferred shareholder. Under the agreement, Saveene granted the Company access to several yachts and jets for the purpose of offering these vessels to the end-user and the general public for sale and or charter. Additionally, the Company gained access to several patent-pending technologies and the entire Saveene back office that focuses on the yacht and jet industry sector. This operational affiliate plan with Saveene.Com allowed the Company to offer a white-label type solution and original equipment manufacturer under the Company’s own brand name Nacaeli, dispensing the need to acquire and carry any inventory. All future Company and/or Nacaeli brand fulfillment orders, general maintenance, and upkeep matters such as mechanical repair, buffering, and similar will be outsourced other than administrative, operational and corporate governance tasks.

On March 24, 2020, the Company held a meeting and voted to create two separate classes of preferred shares, Class “B” preferred shares and class “C’ preferred shares. Class B preferred shares would be used to offer securitization for the watercraft while class C preferred shares would be used in conjunction with the securitization of air crafts.

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

Series C Non-Convertible Preferred Stock (the “Preferred Stock”) was authorized for 10,000,000 shares of the Company. Each share of Preferred Stock is entitled to one thousand (1,000) votes per share at the election of the holder. The series C is Non-Convertible Preferred Stock. The Purchaser owns approximately 100% of the fully diluted outstanding equity securities of the Company and approximately 100% of the voting rights for the outstanding equity securities. The consideration for the purchase was provided to the Purchaser from the private funds of the principal of the Purchaser.

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

Common Stock

On January 23, 2024, a previous noteholder requested the return of his investment capital of $1,000 in exchange for the return of 14,286 shares of the Company’s common stock that the shareholder received through the conversion of his convertible note. The Company paid the $1,000 on February 5, 2024.

On January 9, 2024, the Company issued 1,000,000 restricted common shares to a third party, valued at $26,300 (based on the estimated fair value of the stock on the date of grant) to provide consulting services to the Company.

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

During fiscal 2023, holders of 54,000 shares of Series B Convertible Preferred Stock (46,900 shares from related parties, including 15,400 shares from Top Flight, and 7,100 shares from third parties) elected to exchange these shares for an aggregate of 54,000,000 shares of common stock. Each Series B Convertible Preferred Share converts into one thousand (1,000) shares of the Company’s common stock.

On January 19, 2023, the Company initiated a Reg A Tier II offering of up to 75,000,000 of the Company’s common stock at $5.00 per share. The Company expects that, not including state filing fees, the amount of expenses of the offering that it will pay will be approximately $3,700,000 based on the maximum number of shares sold in this offering.

On January 5, 2023, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One, LLC (“Fourth & One”) with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WC Mine Holdings, LLC (“WCMH”) giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000 for the Kinsley Mountain mineral, resources, and water rights. The preliminary appraisal of the property is estimated at approximately $33 million. TNRG recently engaged three licensed geologists to assess the preliminary value of the minerals at Kinsley Mountain on the 4 patented and 98 unpatented claims by drone surveillance, a small collection of surface samples and historical information at Kinsley Mountain and neighboring geological formations. The Kinsley project is located in the Kinsley Mountains in Elko and White Pine counties, northeastern Nevada, approximately 150 kilometers northeast of Ely, Nevada, and 83 kilometers southwest of West Wendover, Nevada. Access is via paved U.S. Highway Alternate 93 to approximately 65 kilometers southwest of the town of West Wendover, Nevada, and then south for 18 kilometers on an improved gravel road, known as the Kinsley Mountain mine road, to the project site. The approximate geographic center of the Kinsley project is 40° 09′ N latitude and 114° 20′ W longitude. On December 31, 2023, the Agreement was mutually cancelled as the Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. Fourth & One returned the 2,725,000 common shares and were cancelled by the Company resulting in the write-off of the Company’s investment in Fourth & One of $5,450,000.

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

Common Stock To Be Issued

As of December 31, 2023, the Company has converted 2022 April Convertible Notes worth of $87,000 into 881,433 common shares to be issued.

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

During fiscal 2023, holders of 54,000 shares of Series B Convertible Preferred Stock (46,900 shares from related parties, including 15,400 shares from Top Flight, and 7,100 shares from third parties) elected to exchange these shares for an aggregate of 54,000,000 shares of common stock. Each Series B Convertible Preferred Share converts into one thousand (1,000) shares of the Company’s common stock.

Convertible Note Payable

Short Term

2024 Note

In January 2024, the Company issued a convertible promissory note (“2024 Note”) in the principal amount of $1,000,000. The 2024 Note bears no interest and is due and payable on July 31, 2024. The holder of the 2024 Note has the right, at the holder's option, to convert the principal amount of this note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $0.30 per share, or 3,333,333 shares. The 2024 Note allows for the repurchase of up to a total of 3,333,333 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The 2024 Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holder of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note. Should the Company be insolvent, the holder has the right to be made whole of their investment plus 20%. In addition, the Company executed a Technology Services Agreement with the noteholder giving the noteholder a preference/option for all technology service projects of the Company in real estate development.

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through December 1, 2024 for aggregate gross proceeds of $1,776,275 (including $1,500 against which services were received) through December 31, 2023. Notes totaling $325,000 issued in fiscal 2023 and December 2022 allows for the repurchase of up to a total of 421,428 converted common shares at $2.50 per share and notes totaling $300,000 issued in fiscal year 2023 allows for the repurchase of up to a total of 300,000 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.05 per share for notes amounting to $102,000, $0.07 per share for notes amounting to $905,575, $0.70 per share for notes amounting to $309,200, and $1.00 per share for notes amounting to $462,500 into the Company’s common stock if before any public offering. The April 2022 Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

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

During the fiscal year 2023, noteholders elected to convert the aggregate principal amount of the Notes totaling $1,776,275, into 15,838,150 common shares ($1,689,275 has been converted into 14,956,717 common shares and $87,000 has been converted into 881,433 common shares to be issued). As of December 31, 2023, there is no amount outstanding under the April 2022 convertible notes.

$4,000,000 Promissory Note

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WCMH giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime Coins (“Coins”), valued at $1,450,000 (combined “Related Liabilities”). On May 30, 2023, the Fourth & One agreement contingencies were removed and the Company recorded an investment and Related Liabilities totaling $5,450,000 ($4,000,000 as a convertible promissory note and $1,450,000 presented as other current liabilities in the balance sheet). Fourth & One converted the promissory note of $4,000,000 into 2,000,000 shares of the Company’s common stock. Should the Coins not go “live” by August 30, 2023, the Company will exchange the Coins requirement with 725,000 shares of the Company’s common stock, valued at $1,450,000 (“Exchange”), but Fourth & One must first exercise their right to return the Coins to the Company. On November 17, 2023, Fourth & One exercised their right and returned the 2,000 Coins to finalize the Exchange and on December 1, 2023 the Company issued Fourth & One 725,000 common shares. In addition, the Amendment allows for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share should the Company fail to meet the Regulation A Tier II offering of $3.00 per share by December 31, 2023. As of the date of this filing, the Securities and Exchange Commission (“SEC”) has not authorized the Company’s Regulation A Tier II offering and therefore, the Amendment for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share remains a contingency. On December 31, 2023, the Agreement was mutually cancelled as the Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. Fourth & One returned the 2,725,000 common shares and were cancelled by the Company resulting in the write-off of the Company’s investment in Fourth & One of $5,450,000.

$40,000,000 Convertible Note

On May 13, 2022, the Company issued a convertible promissory note in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. As amended effective May 7, 2023, the Convertible Promissory Note shall not be enforceable until such time as the Holder’s consideration, RoRa Coin is “live” on an exchange, or swap engine, and available through a mutually agreed upon cryptocurrency wallet such as NyX, MetaMask, Exodus, Ledger, or similar. The expected date for being live is in December 2023. The parties agree to establish a time is of the essence date of December 31, 2023 for Holder to meet the “live” requirement. Should Holder not meet the “live” requirement by December 31, 2023, then Borrower shall return all RoRa Coins and Holder shall release all claims on any shares or Convertible Promissory Note, Conversion rights shall not vest until such time as the holder’s consideration, Coins are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above. The Company is currently in discussions with the Holder to extend the “live” requirement. With regard to the amended agreement that featured a December 31, 2023 manifestation deadline, both parties have mutually agreed to await the approval of the RORAP coins presence on the Monetaforge Marketplace by the first week of April 2024, which will facilitate the beginning of RORAP's presence on multiple digital coin exchange platforms over the next 90 days”.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

Investment in WC Mine Holdings

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WCMH giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000 for the Kinsley Mountain mineral, resources, and water rights. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime Coins (“Coins”), valued at $1,450,000 (combined “Related Liabilities”). On May 30, 2023, the Fourth & One agreement contingencies were removed and the Company recorded an investment and Related Liabilities totaling $5,450,000 ($4,000,000 as a convertible promissory note and $1,450,000 presented as other current liabilities). Fourth & One converted the promissory note of $4,000,000 into 2,000,000 shares of the Company’s common stock. Should the Coins not go “live” by August 30, 2023, the Company will exchange the Coins requirement with 725,000 shares of the Company’s common stock, valued at $1,450,000 (“Exchange”), but Fourth & One must first exercise their right to return the Coins to the Company. On November 17, 2023, Fourth & One exercised their right and returned the 2,000 Coins to finalize the Exchange and on December 1, 2023 the Company issued Fourth & One 725,000 common shares. In addition, the Amendment allows for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share should the Company fail to meet the Regulation A Tier II offering of $3.00 per share by December 31, 2023. As of the date of this filing, the Securities and Exchange Commission (“SEC”) has not authorized the Company’s Regulation A Tier II offering and therefore, the Amendment for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share remains a contingency. On December 31, 2023, the Agreement was mutually cancelled as the Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. Fourth & One returned the 2,725,000 common shares and were cancelled by the Company resulting in the write-off of the Company’s investment in Fourth & One of $5,450,000.

Employment Agreements

On March 1, 2022, as amended on October 1, 2022 and December 28, 2022, Mr. Ricardo Haynes, the Company’s Chief Executive Officer and President (“CEO”) entered into an Employment Agreement with the Company. The Employment agreement terminates September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months’ notice. In addition, Mr. Haynes is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under this Employment agreement, the CEO will be entitled to the following:

•	$5,700 for services performed from March 1, 2022 – June 30, 2022.
•	Lump Sum payment of $21,299 for services from July 1, 2022 – December 31, 2022.
•	Base salary of $11,000 per month paid on a bi-weekly basis starting January 2, 2023.
•	Bonus of $14,201 was paid in November and December 2022.
•	Automobile allowance of $1,500 per month starting January 2, 2023.
•	25,000,000 shares of TNRG common stock in the Company which vest immediately.
•	7,500,000 newly issued Preferred A shares of TNRG stock CUSIP (88604Y209) Cert No. 400002.
•	750 newly issued Preferred B shares of TNRG stock CUSIP (88604Y209), Cert. No. 500002.
•	1,500 newly issued Preferred C shares of TNRG stock CUSIP (8860Y209), Cert No. 600002.
•	$7,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
•	1,500 RoRa Coins in possession of the Company.

On January 15, 2024, Mr. Haynes Employment Agreement was amended for the following:

•	employee reimbursements (car and cell phone) totaling $1,500 per month.
•	Base salary increased to $13,500 per month on a bi-monthly basis starting January 15, 2024. The Company also approved a one-time $50,000 advance against future monthly compensation to be repaid $4,167 per payment through December 15, 2024.
•	5,000,000 shares of TNRG common stock in the Company upon the effectiveness of the Company’s S-1.

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

Consulting Agreements

 On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock-based compensation during the year ended December 31, 2023), and a bonus of $1,200,000 (included in consulting expense during the year ended December 31, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023. On December 31, 2023, the Kinsley Mountain Agreement was mutually cancelled as the Kinsley Mountain Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. The previously recognized bonus of $1,200,000 was reversed to consulting expense in General and administrative expenses in the Company’s Consolidated Statements of Operations as of December 31, 2023.

	•	a total of 28,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in June 2024. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to activate the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023

	•	a total of 5,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2024. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the year ended December 31, 2023.

During the years ended December 31, 2023 and 2022, the Company paid Top Flight $368,700 ($153,000 for monthly consulting services and $215,700 for goals-based bonus) and $324,600 ($171,600 for monthly consulting services and $153,000 for goals-based bonus), respectively, with a balance due of $205,300 and $247,000 as of December 31, 2023 and 2022, respectively. In January 2024, the Company paid Top Flight $525,000 ($205,300 balance due on consulting services due as of December 31, 2023 and $319,700 paid in advance for 2024 consulting services).

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

On January 9, 2024, the Company issued 1,000,000 restricted common shares to a third party, valued at $26,300 (based on the estimated fair value of the stock on the date of grant) to provide consulting services to the Company.

Stock Repurchase Agreement

On January 23, 2024, a previous noteholder requested the return of his investment capital of $1,000 in exchange for the return of 14,286 shares of the Company’s common stock that the shareholder received through the conversion of his convertible note. The Company paid the $1,000 on February 5, 2024.

Sponsorship Agreement

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner. During the years ended December 31, 2023 and 2022, the Company made payments of $50,000 and $0, respectively, to the Aces with a balance due of $825,000 and $36,745 as of December 31, 2023 and 2022, respectively. In January 2024, the Company made a payment of $75,000 to the Aces.

Collateralized Bond Obligation Program

Financing Engagement Agreement

On April 4, 2023, the Company entered into an engagement letter with SP Securities LLC in which SP Securities will serve as a corporate advisor for the Company’s market value collateralized bond obligation program. The consulting fee shall be a cash fee in the amount of (i) $15,000 due and payable at the signing of this Agreement and $10,000 due and payable on April 17, 2023 and (ii) $15,000 due and payable on the 1st day of each succeeding calendar month, commencing on May 1, 2023. The Company has paid a retainer fee of $40,000 during the year ended December 31, 2023 with a prepaid balance of $40,000 and $0 as of December 31, 2023 and 2022, respectively.

On August 25, 2022, the Company entered into a Legal Services Agreement with The George Law Group in connection with an issuance of multi-tranched securitization (“Financing”) which shall utilize a pledge of the Company’s stock and other properties currently owned or under the Company’s control. The legal fee shall be one-half of one percent (0.5%) of the par amount of any Financing. The Company has paid retainers of $36,020 and $42,000 during the years ended December 31, 2023 and 2022, respectively, with a prepaid balance of $78,020 and $42,000 as of December 31, 2023 and 2022, respectively.

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

Bear Village

In July 2023, the Company acquired all of the intellectual property of Bear Village, Inc. (“Bear Village”) in exchange for 3,567,587 shares of the Company’s common stock. The common stock shall be distributed by Bear Village to their convertible note holders, who are owed a total of $249,750, in proportion to each note holder’s amount due to ensure they are repaid/satisfied, if the note holders were to convert their convertible note into common shares. As Bear Village shares common ownership with Thunder Energies, the Company treated this transaction in accordance with ASC 805-50-30-5 and has recognized the purchased intellectual property at the carrying value recognized by Bear Village of $0, resulting in the Company recognizing $3,568 as a reduction of additional paid-in capital.

In January 2024, the Company executed an agreement with a third party Engineering and Construction Services company for Engineering and Environmental Services (“Services”) for the Bear Village and development project totaling $436,060 (including a retainer of $109,015). The Company made a payment of $80,000 toward the retainer in January 2024. The Services include Environmental Site Assessment; Boundary, Topographic, and Tree Location Survey; Geotechnical assistance; Design Engineering Services; Permitting; and, Landscape Architecture.

In February 2024, the Company executed an agreement with a third party consulting firm to prepare a feasibility study and EB-5 portal representation for foreign investment for the Bear Village and development project in Georgia totaling $18,000. Congress created the EB-5 Program in 1990 to stimulate the U.S. economy through job creation and capital investment by foreign investors.

Land Purchase and Sale Agreement

On October 18, 2023 (“Binding Agreement Date”), the Company entered into a Land Purchase and Sale Agreement (“Land Purchase”) to acquire 65.9 acres located at 0 Highway 59, Commerce, Georgia 30530 further described in the deed book as TR1 PB E-140 & TR 2 PB 36-95 for a purchase price of $4,942,500. The property is being sold subject to an earnest money payment of $75,000 on or before November 23, 2023, as amended, and a due diligence period of 90 days from the Binding Agreement Date. The scheduled closing date of the Land Purchase is May 1, 2024, as amended. On January 31, 2024, the Company paid the earnest money of $75,000.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Our board of directors and senior management recognize the critical importance of maintaining the trust and confidence of our clients, business partners and employees. Our management, led by our Chief Executive Officer, are actively involved in oversight of our risk management efforts, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). Our cybersecurity processes and practices are fully integrated into the Company’s ERM efforts. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

•	Governance: Management oversees cybersecurity risk mitigation and reports to the board of directors any cybersecurity incidents.
•	Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
•	Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

We have not engaged third-party service providers to conduct evaluations of our security controls, independent audits or consulting on best practices to address new challenges.

While we have not experienced any cybersecurity threats in the past in the normal course of business, in the future, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

Item 2. Properties.

Our corporate address is 1100 Peachtree Street NE, Suite 200, Atlanta, Georgia, 30309

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

On December 21, 2023, the Company was notified that Zuchaer was awarded a judgement in the amount of approximately $527,498 plus costs and attorney fees for a judgement totaling $533,268. In addition, Mr. Zuchaer is entitled to interest at the rate of approximately $117 per day from August 10, 2023 through September 15, 2023, all of which shall bear interest thereafter at the rate of 5.52% per year. The Company has recorded this liability under short-term convertible notes payable and accrued interest in the Balance Sheet.

A court hearing has been scheduled for June 20, 2024 in which the Company must appear to explain why the Company has failed to comply with the judgement.

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

Item 4. Mine Safety Disclosures.

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

The following table reflects citations, orders and notices issued to the Company and Fourth & One by MSHA during the year ended December 31, 2023 (the “Reporting Period”) and contains certain additional information as required by Section 1503(a) and Item 104 of Regulation S-K, including information regarding mining-related fatalities, proposed assessments from MSHA and legal actions (“Legal Actions”) before the Federal Mine Safety and Health Review Commission, an independent adjudicative agency that provides administrative trial and appellate review of legal disputes arising under the Mine Act.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

We are presently traded on the OTC Pink Market under the ticker symbol TNRG. As of April 15, 2024, there are 119,590,516 shares of our Common Stock issued and outstanding. Our stock has been thinly traded during the past two fiscal years. Moreover, we do not believe that any institutional or other large-scale trading of our stock has occurred or will in fact occur in the near future unless we are successful in funding and implementing our business plan, are successful in returning to the NASDAQ Exchange, or both. The following table sets forth information as reported by the OTC Markets Group for the high and low bid and ask prices for each of the eight quarters ending December 31, 2023. The following prices reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transactions.

	High	Low
Quarters ending in 2023
March 31	$0.13	$0.0307
June 30	0.13	0.051
September 30	0.14	0.0537
December 31	$0.1247	$0.0159
Quarters ending in 2022
March 31	$0.0489	$0.025
June 30	0.14	0.023
September 30	0.05	0.05
December 31	$0.095	$0.0002

(b) Holders

As of December 31, 2023, the Company had 226 certificate holders of record. This number includes one position at Cede & Co., of which Company principals are not aware how many shareholders hold the shares in street name. The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

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

Recent Sales of Unregistered Securities.

In December 2023, Fourth and One converted the other current liabilities of $1,450,000 into 725,000 shares of the Company’s common stock. On December 31, 2023, the Agreement was mutually cancelled as the Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. Fourth & One returned a total of 2,725,000 common shares and were cancelled by the Company resulting in the write-off of the Company’s investment in Fourth & One of $5,450,000.

During the three months ended December 31, 2023, twenty-three third party investors elected to convert the aggregate principal amount of the Notes totaling $485,500, into 2,834,858 common shares

On January 9, 2024, the Company issued 1,000,000 restricted common shares to a third party, valued at $26,300 (based on the estimated fair value of the stock on the date of grant) to provide consulting services to the Company.

On January 23, 2024, a previous noteholder requested the return of his investment capital of $1,000 in exchange for the return of 14,286 shares of the Company’s common stock that the shareholder received through the conversion of his convertible note. The Company paid the $1,000 on February 5, 2024.

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

On March 24, 2020, the Company held a meeting and voted to create two separate classes of preferred shares, Class “B” preferred shares and class “C’ preferred shares. One class of shares B would be used to offer securitization for the watercraft while class C preferred shares would be used in conjunction with the securitization of air crafts.

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

Common Stock

On January 9, 2024, the Company issued 1,000,000 restricted common shares to a third party, valued at $26,300 (based on the estimated fair value of the stock on the date of grant) to provide consulting services to the Company.

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

During fiscal 2023, holders of 54,000 shares of Series B Convertible Preferred Stock (46,900 shares from related parties, including 15,400 shares from Top Flight, and 7,100 shares from third parties) elected to exchange these shares for an aggregate of 54,000,000 shares of common stock. Each Series B Convertible Preferred Share converts into one thousand (1,000) shares of the Company’s common stock.

On January 19, 2023, the Company initiated a Reg A Tier II offering of up to 75,000,000 of the Company’s common stock at $5.00 per share. The Company expects that, not including state filing fees, the amount of expenses of the offering that it will pay will be approximately $3,700,000 based on the maximum number of shares sold in this offering.

On January 5, 2023, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One, LLC (“Fourth & One”) with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WC Mine Holdings, LLC (“WCMH”) giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000 for the Kinsley Mountain mineral, resources, and water rights. The preliminary appraisal of the property is estimated at approximately $33 million. TNRG recently engaged three licensed geologists to assess the preliminary value of the minerals at Kinsley Mountain on the 4 patented and 98 unpatented claims by drone surveillance, a small collection of surface samples and historical information at Kinsley Mountain and neighboring geological formations. The Kinsley project is located in the Kinsley Mountains in Elko and White Pine counties, northeastern Nevada, approximately 150 kilometers northeast of Ely, Nevada, and 83 kilometers southwest of West Wendover, Nevada. Access is via paved U.S. Highway Alternate 93 to approximately 65 kilometers southwest of the town of West Wendover, Nevada, and then south for 18 kilometers on an improved gravel road, known as the Kinsley Mountain mine road, to the project site. The approximate geographic center of the Kinsley project is 40° 09′ N latitude and 114° 20′ W longitude. On December 31, 2023, the Agreement was mutually cancelled as the Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. Fourth & One returned the 2,725,000 common shares and were cancelled by the Company resulting in the write-off of the Company’s investment in Fourth & One of $5,450,000.

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

Common Stock To Be Issued

As of December 31, 2023, the Company has converted 2022 April Convertible Notes worth of $87,000 into 881,433 common shares to be issued.

Stock Repurchase Agreement

On January 23, 2024, a previous noteholder requested the return of his investment capital of $1,000 in exchange for the return of 14,286 shares of the Company’s common stock that the shareholder received through the conversion of his convertible note. The Company paid the $1,000 on February 5, 2024.

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

During fiscal 2023, holders of 54,000 shares of Series B Convertible Preferred Stock (46,900 shares from related parties, including 15,400 shares from Top Flight, and 7,100 shares from third parties) elected to exchange these shares for an aggregate of 54,000,000 shares of common stock. Each Series B Convertible Preferred Share converts into one thousand (1,000) shares of the Company’s common stock.

Convertible Note Payable

Short Term

2024 Note

In January 2024, the Company issued a convertible promissory note (“2024 Note”) in the principal amount of $1,000,000. The 2024 Note bears no interest and is due and payable on July 31, 2024. The holder of the 2024 Note has the right, at the holder's option, to convert the principal amount of this note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $0.30 per share, or 3,333,333 shares. The 2024 Note allows for the repurchase of up to a total of 3,333,333 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The 2024 Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holder of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note. Should the Company be insolvent, the holder has the right to be made whole of their investment plus 20%. In addition, the Company executed a Technology Services Agreement with the noteholder giving the noteholder a preference/option for all technology service projects of the Company in real estate development.

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through December 1, 2024 for aggregate gross proceeds of $1,776,275 (including $1,500 against which services were received) through December 31, 2023. Notes totaling $325,000 issued in fiscal 2023 and December 2022 allows for the repurchase of up to a total of 421,428 converted common shares at $2.50 per share and notes totaling $300,000 issued in fiscal year 2023 allows for the repurchase of up to a total of 300,000 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.05 per share for notes amounting to $102,000, $0.07 per share for notes amounting to $905,575, $0.70 per share for notes amounting to $309,200, and $1.00 per share for notes amounting to $462,500 into the Company’s common stock if before any public offering. The April 2022 Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

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

During the fiscal year 2023, noteholders elected to convert the aggregate principal amount of the Notes totaling $1,776,275, into 15,838,150 common shares ($1,689,275 has been converted into 14,956,717 common shares and $87,000 has been converted into 881,433 common shares to be issued). As of December 31, 2023, there is no amount outstanding under the April 2022 convertible notes.

$4,000,000 Promissory Note

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WCMH giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime Coins (“Coins”), valued at $1,450,000 (combined “Related Liabilities”). On May 30, 2023, the Fourth & One agreement contingencies were removed and the Company recorded an investment and Related Liabilities totaling $5,450,000 ($4,000,000 as a convertible promissory note and $1,450,000 presented as other current liabilities in the balance sheet). Fourth & One converted the promissory note of $4,000,000 into 2,000,000 shares of the Company’s common stock. Should the Coins not go “live” by August 30, 2023, the Company will exchange the Coins requirement with 725,000 shares of the Company’s common stock, valued at $1,450,000 (“Exchange”), but Fourth & One must first exercise their right to return the Coins to the Company. On November 17, 2023, Fourth & One exercised their right and returned the 2,000 Coins to finalize the Exchange and on December 1, 2023 the Company issued Fourth & One 725,000 common shares. In addition, the Amendment allows for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share should the Company fail to meet the Regulation A Tier II offering of $3.00 per share by December 31, 2023. As of the date of this filing, the Securities and Exchange Commission (“SEC”) has not authorized the Company’s Regulation A Tier II offering and therefore, the Amendment for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share remains a contingency. On December 31, 2023, the Agreement was mutually cancelled as the Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. Fourth & One returned the 2,725,000 common shares and were cancelled by the Company resulting in the write-off of the Company’s investment in Fourth & One of $5,450,000.

$40,000,000 Convertible Note

On May 13, 2022, the Company issued a convertible promissory note in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. As amended effective May 7, 2023, the Convertible Promissory Note shall not be enforceable until such time as the Holder’s consideration, RoRa Coin is “live” on an exchange, or swap engine, and available through a mutually agreed upon cryptocurrency wallet such as NyX, MetaMask, Exodus, Ledger, or similar. The expected date for being live is in December 2023. The parties agree to establish a time is of the essence date of December 31, 2023 for Holder to meet the “live” requirement. Should Holder not meet the “live” requirement by December 31, 2023, then Borrower shall return all RoRa Coins and Holder shall release all claims on any shares or Convertible Promissory Note, Conversion rights shall not vest until such time as the holder’s consideration, Coins are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above. The Company is currently in discussions with the Holder to extend the “live” requirement. With regard to the amended agreement that featured a December 31, 2023 manifestation deadline, both parties have mutually agreed to await the approval of the RORAP coins presence on the Monetaforge Marketplace by the first week of April 2024, which will facilitate the beginning of RORAP's presence on multiple digital coin exchange platforms over the next 90 days”.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

Investment in WC Mine Holdings

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WCMH giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime Coins (“Coins”), valued at $1,450,000 (combined “Related Liabilities”). On May 30, 2023, the Fourth & One agreement contingencies were removed and the Company recorded an investment and Related Liabilities totaling $5,450,000 ($4,000,000 as a convertible promissory note and $1,450,000 presented as other current liabilities in the balance sheet). Fourth & One converted the promissory note of $4,000,000 into 2,000,000 shares of the Company’s common stock. Should the Coins not go “live” by August 30, 2023, the Company will exchange the Coins requirement with 725,000 shares of the Company’s common stock, valued at $1,450,000 (“Exchange”), but Fourth & One must first exercise their right to return the Coins to the Company. On November 17, 2023, Fourth & One exercised their right and returned the 2,000 Coins to finalize the Exchange and on December 1, 2023 the Company issued Fourth & One 725,000 common shares. In addition, the Amendment allows for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share should the Company fail to meet the Regulation A Tier II offering of $3.00 per share by December 31, 2023. As of the date of this filing, the Securities and Exchange Commission (“SEC”) has not authorized the Company’s Regulation A Tier II offering and therefore, the Amendment for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share remains a contingency. On December 31, 2023, the Agreement was mutually cancelled as the Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. Fourth & One returned the 2,725,000 common shares and were cancelled by the Company resulting in the write-off of the Company’s investment in Fourth & One of $5,450,000.

Employment Agreements

On March 1, 2022, as amended on October 1, 2022 and December 28, 2022, Mr. Ricardo Haynes, the Company’s Chief Executive Officer and President (“CEO”) entered into an Employment Agreement with the Company. The Employment agreement terminates September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months’ notice. In addition, Mr. Haynes is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under this Employment agreement, the CEO will be entitled to the following:

•	$5,700 for services performed from March 1, 2022 – June 30, 2022.
•	Lump Sum payment of $21,299 for services from July 1, 2022 – December 31, 2022.
•	Base salary of $11,000 per month paid on a bi-weekly basis starting January 2, 2023.
•	Bonus of $14,201 was paid in November and December 2022.
•	Automobile allowance of $1,500 per month starting January 2, 2023.
•	25,000,000 shares of TNRG common stock in the Company which vest immediately.
•	7,500,000 newly issued Preferred A shares of TNRG stock CUSIP (88604Y209) Cert No. 400002.
•	750 newly issued Preferred B shares of TNRG stock CUSIP (88604Y209), Cert. No. 500002.
•	1,500 newly issued Preferred C shares of TNRG stock CUSIP (8860Y209), Cert No. 600002.
•	$7,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
•	1,500 RoRa Coins in possession of the Company.

On January 15, 2024, Mr. Haynes Employment Agreement was amended for the following:

•	employee reimbursements (car and cell phone) totaling $1,500 per month.
•	Base salary increased to $13,500 per month on a bi-monthly basis starting January 15, 2024. The Company also approved a one-time $50,000 advance against future monthly compensation to be repaid $4,167 per payment through December 15, 2024.
•	5,000,000 shares of TNRG common stock in the Company upon the effectiveness of the Company’s S-1.

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

Consulting Agreements

 On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock-based compensation during the year ended December 31, 2023), and a bonus of $1,200,000 (included in consulting expense during the year ended December 31, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023. On December 31, 2023, the Kinsley Mountain Agreement was mutually cancelled as the Kinsley Mountain Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. The previously recognized bonus of $1,200,000 was reversed to consulting expense in General and administrative expenses in the Company’s Consolidated Statements of Operations as of December 31, 2023.

	•	a total of 28,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in June 2024. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to activate the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

• a total of 5,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2024. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the year ended December 31, 2023.

During the years ended December 31, 2023 and 2022, the Company paid Top Flight $368,700 ($153,000 for monthly consulting services and $215,700 for goals-based bonus) and $324,600 ($171,600 for monthly consulting services and $153,000 for goals-based bonus), respectively, with a balance due of $205,300 and $247,000 as of December 31, 2023 and 2022, respectively. In January 2024, the Company paid Top Flight $525,000 ($205,300 balance due on consulting services due as of December 31, 2023 and $319,700 paid in advance for 2024 consulting services).

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

On January 9, 2024, the Company issued 1,000,000 restricted common shares to a third party, valued at $26,300 (based on the estimated fair value of the stock on the date of grant) to provide consulting services to the Company.

Stock Repurchase Agreement

On January 23, 2024, a previous noteholder requested the return of his investment capital of $1,000 in exchange for the return of 14,286 shares of the Company’s common stock that the shareholder received through the conversion of his convertible note. The Company paid the $1,000 on February 5, 2024.

Sponsorship Agreement

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner. During the years ended December 31, 2023 and 2022, the Company made payments of $50,000 and $0, respectively, to the Aces with a balance due of $825,000 and $36,745 as of December 31, 2023 and 2022, respectively. In January 2024, the Company made a payment of $75,000 to the Aces.

Collateralized Bond Obligation Program

Financing Engagement Agreement

On April 4, 2023, the Company entered into an engagement letter with SP Securities LLC in which SP Securities will serve as a corporate advisor for the Company’s market value collateralized bond obligation program. The consulting fee shall be a cash fee in the amount of (i) $15,000 due and payable at the signing of this Agreement and $10,000 due and payable on April 17, 2023 and (ii) $15,000 due and payable on the 1st day of each succeeding calendar month, commencing on May 1, 2023. The Company has paid a retainer fee of $40,000 during the year ended December 31, 2023 with a prepaid balance of $40,000 and $0 as of December 31, 2023 and 2022, respectively.

On August 25, 2022, the Company entered into a Legal Services Agreement with The George Law Group in connection with an issuance of multi-tranched securitization (“Financing”) which shall utilize a pledge of the Company’s stock and other properties currently owned or under the Company’s control. The legal fee shall be one-half of one percent (0.5%) of the par amount of any Financing. The Company has paid retainers of $36,020 and $42,000 during the years ended December 31, 2023 and 2022, respectively, with a prepaid balance of $78,020 and $42,000 as of December 31, 2023 and 2022, respectively.

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

Bear Village

In July 2023, the Company acquired all of the intellectual property of Bear Village, Inc. (“Bear Village”) in exchange for 3,567,587 shares of the Company’s common stock. The common stock shall be distributed by Bear Village to their convertible note holders, who are owed a total of $249,750, in proportion to each note holder’s amount due to ensure they are repaid/satisfied, if the note holders were to convert their convertible note into common shares. As Bear Village shares common ownership with Thunder Energies, the Company treated this transaction in accordance with ASC 805-50-30-5 and has recognized the purchased intellectual property at the carrying value recognized by Bear Village of $0, resulting in the Company recognizing $3,568 as a reduction of additional paid-in capital.

In January 2024, the Company executed an agreement with a third party Engineering and Construction Services company for Engineering and Environmental Services (“Services”) for the Bear Village and development project totaling $436,060 (including a retainer of $109,015). The Company made a payment of $80,000 toward the retainer in January 2024. The Services include Environmental Site Assessment; Boundary, Topographic, and Tree Location Survey; Geotechnical assistance; Design Engineering Services; Permitting; and, Landscape Architecture.

In February 2024, the Company executed an agreement with a third party consulting firm to prepare a feasibility study and EB-5 portal representation for foreign investment for the Bear Village and development project in Georgia totaling $18,000. Congress created the EB-5 Program in 1990 to stimulate the U.S. economy through job creation and capital investment by foreign investors.

Land Purchase and Sale Agreement

On October 18, 2023 (“Binding Agreement Date”), the Company entered into a Land Purchase and Sale Agreement (“Land Purchase”) to acquire 65.9 acres located at 0 Highway 59, Commerce, Georgia 30530 further described in the deed book as TR1 PB E-140 & TR 2 PB 36-95 for a purchase price of $4,942,500. The property is being sold subject to an earnest money payment of $75,000 on or before November 23, 2023, as amended, and a due diligence period of 90 days from the Binding Agreement Date. The scheduled closing date of the Land Purchase is May 1, 2024, as amended. On January 31, 2024, the Company paid the earnest money of $75,000.

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

Results of Operations for the Years Ended December 31, 2023 and December 31, 2022

	Year Ended December 31, 2023	Year Ended December 31, 2022

Net revenues	$–	$–
Cost of sales	–	–
Gross Profit	–	–
Operating expenses	6,538,399	2,386,303
Other expense	2,720,450	3,080,170
Net loss before income taxes	$(9,258,849)	$(5,466,473)

Net Revenues

For the years ended December 31, 2023 and 2022, we had no revenues.

Cost of Sales

For the years ended December 31, 2023 and 2022, we had no cost of sales as we had no revenues.

Operating Expenses

Operating expenses increased by $4,152,096, or 174.0%, to $6,538,399 for year ended December 31, 2023 from $2,386,303 for the year ended December 31, 2022 primarily due to increases in stock-based compensation of $3,327,000, marketing costs of $797,965, travel costs of $79,396, investor relations costs of $4,961, and general and administration costs of $11,339, offset primarily by decreases in professional fees of $13,529, compensation costs of $50,000, and consulting fees of $5,036, as a result of adding administrative infrastructure for our anticipated business development.

For the year ended December 31, 2023, we had advertising and marketing expenses of $841,922, stock-based compensation costs of $4,738,000, and general and administrative expenses of $958,477 primarily consisting of professional fees of $135,630, consulting costs of $686,150, investor relations costs of $30,300, travel costs of $82,319, and general and administration costs of $24,078, as a result of adding administrative infrastructure for our anticipated business development. In 2023, the Company has incurred professional fees (primarily legal and audit fees), incurred compensation for its CEO, incurred consulting costs (primarily for goals-based fees), and had investor relations costs.

For the year ended December 31, 2022, we had advertising and marketing expenses of $43,957, stock-based compensation costs of $1,411,000, and general and administrative expenses of $931,346 primarily consisting of professional fees of $149,159, compensation costs of $50,000, consulting costs of $691,186, investor relations costs of $25,339, and general and administration costs of $15,662, as a result of adding administrative infrastructure for our anticipated business development. In 2022, the Company has incurred professional fees (primarily legal and audit fees), incurred compensation for its CEO, incurred consulting costs (primarily for public relations and brand awareness), had investor relations costs.

Other Expense

Other expense for the year ended December 31, 2023 totaled $2,720,450 primarily consisting of interest expense on notes payable of $2,556,418, accretion of beneficial conversion feature of $142,225, and other expense of $27,835, offset primarily by the change in derivative liability of $6,028.

Other expense for the year ended December 31, 2022 totaled $3,080,170 primarily consisting of interest expense in conjunction with debt discount of $241,876, the change in derivative liability of $2,186, interest expense on notes payable of $3,737,108, offset primarily by the reversal of the impairment charge of $901,000 initially recorded in 2021 but reversed in the current year pursuant to the acquisition of the Company by the owners of Bear Village, Inc.

Net loss before income taxes

Net loss before income taxes for the years ended December 31, 2023 and 2022 totaled $9,258,849 and $5,466,473, respectively, primarily representing the operating and other expense as described above.

Financial Condition.

Total Assets.

Assets were $154,519 as of December 31, 2023. Assets were cash of $596, notes receivable – related party of $7,403, and prepaid expenses of $146,520.

Total Liabilities.

Liabilities were $9,380,762 as of December 31, 2023. Liabilities consisted primarily of accounts payable of $1,180,382, derivative liability of $79,562, accrued expenses of $58,300, accrued interest of $7,311,752, and convertible notes payable of $750,766.

Liquidity and Capital Resources.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $16,745,786 and $7,486,937 at December 31, 2023 and 2022, respectively, had a working capital deficit of $9,226,243 and $6,630,894 at December 31, 2023 and 2022, respectively, and had a net loss of $9,258,849 and $5,466,473 for the years ended December 31, 2023 and 2022, respectively, and net cash used in operating activities of $1,013,960 and $775,219 for the years ended December 31, 2023 and 2022, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had a decrease in cash flows of $48,285 in the year ended December 31, 2023 resulting from cash used in operating activities of $1,013,960, and offset primarily by cash provided by financing activities of $965,675.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year Ended December 31, 2023	Year Ended December 31, 2022

Net cash provided by (used in):
Operating activities	$(1,013,960)	$(775,219)
Investing activities	–	–
Financing activities	965,675	824,100
Net increase (decrease) in cash	$(48,285)	$48,881

Years Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Cash Flows from Operating Activities – For the year ended December 31, 2023, net cash used in operating activities was $1,013,960. Net cash used in operations was primarily due to a net loss of $9,258,849, and the changes in operating assets and liabilities of $3,370,692, primarily due to the net changes in accrued interest of $2,555,486, accounts payable of $1,097,563, and prepaid expenses of $84,709, offset primarily by the change in notes receivable – related party of $18,797, deferred offering costs of $9,000, and accrued expenses of $225,445. In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net loss from the accretion of the debt discount of $142,225, change in derivative liability of $6,028, and stock-based compensation of $4,738,000.

For the year ended December 31, 2022, net cash used in operating activities was $775,219. Net cash used in operations was primarily due to a net loss of $5,466,473, and the changes in operating assets and liabilities of $3,935,692, primarily due to the net changes in accrued interest of $3,737,110, accounts payable of $11,848, and accrued expenses of $283,745, offset primarily by the change in notes receivable – related party of $26,200, deferred offering costs of $9,000, and prepaid expenses of $61,811. In addition, net cash used in operating activities was offset primarily by adjustments to reconcile net loss from the accretion of the debt discount of $241,876, change in derivative liability of $2,186, the gain on disposal of discontinued operations of $901,000, stock-based compensation of $1,411,000 and convertible note payable issued for services of $1,500.

Cash Flows from Investing Activities – For the years ended December 31, 2023 and 2022, net cash used in investing activities was $0 and $0, respectively.

Cash Flows from Financing Activities – For the year ended December 31, 2023, net cash provided by financing activities was $965,675 due to proceeds from short term convertible notes payable of $950,675 and capital contribution from shareholder of $15,000. For the year ended December 31, 2022, net cash provided by financing activities was $824,100 due to proceeds from short term convertible notes payable.

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

•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock-based compensation during the year ended December 31, 2023), and a bonus of $1,200,000 (included in consulting expense during the year ended December 31, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023. On December 31, 2023, the Kinsley Mountain Agreement was mutually cancelled as the Kinsley Mountain Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. The previously recognized bonus of $1,200,000 was reversed to consulting expense in General and administrative expenses in the Company’s Consolidated Statements of Operations as of December 31, 2023.

•	a total of 28,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in June 2024. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to activate the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

•	a total of 5,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2024. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

During the years ended December 31, 2023 and 2022, the Company paid Top Flight $368,700 ($153,000 for monthly consulting services and $215,700 for goals-based bonus) and $324,600 ($171,600 for monthly consulting services and $153,000 for goals-based bonus), respectively, with a balance due of $205,300 and $247,000 as of December 31, 2023 and 2022, respectively. In January 2024, the Company paid Top Flight $525,000 ($205,300 balance due on consulting services due as of December 31, 2023 and $319,700 paid in advance for 2024 consulting services).

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

In May 2023, Fourth & One converted the promissory note of $4,000,000 into 2,000,000 shares of the Company’s common stock (see Note 5). On November 17, 2023, Fourth & One exercised their right and returned 2,000 Coins to finalize the Exchange and on December 1, 2023 the Company issued Fourth & One 725,000 common shares. On December 31, 2023, the Agreement was mutually cancelled as the Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. Fourth & One returned the 2,725,000 common shares and were cancelled by the Company resulting in the write-off of the Company’s investment in Fourth & One of $5,450,000.

During the year ended December 31, 2023, Top Flight elected to convert 15,400 preferred B stock into 15,400,000 common shares. Each Series B Convertible Preferred share converts into one thousand (1,000) shares of the Company’s common stock.

In October 2023, the Company issued a total of 14,000,000 restricted common shares to three third parties, valued at $951,500 (based on the estimated fair value of the stock on the date of grant) to provide consulting services to the Company.

On January 9, 2024, the Company issued 1,000,000 restricted common shares to a third party, valued at $26,300 (based on the estimated fair value of the stock on the date of grant) to provide consulting services to the Company.

Bear Village

In July 2023, the Company acquired all of the intellectual property of Bear Village, Inc. (“Bear Village”) in exchange for 3,567,587 shares of the Company’s common stock. The common stock shall be distributed by Bear Village to their convertible note holders, who are owed a total of $249,750, in proportion to each note holder’s amount due to ensure they are repaid/satisfied, if the note holders were to convert their convertible note into common shares. As Bear Village shares common ownership with Thunder Energies, the Company treated this transaction in accordance with ASC 805-50-30-5 and has recognized the purchased intellectual property at the carrying value recognized by Bear Village of $0, resulting in the Company recognizing $3,568 as a reduction of additional paid-in capital.

In January 2024, the Company executed an agreement with a third party Engineering and Construction Services company for Engineering and Environmental Services (“Services”) for the Bear Village and development project totaling $436,060 (including a retainer of $109,015). The Company made a payment of $80,000 toward the retainer in January 2024. The Services include Environmental Site Assessment; Boundary, Topographic, and Tree Location Survey; Geotechnical assistance; Design Engineering Services; Permitting; and, Landscape Architecture.

In February 2024, the Company executed an agreement with a third party consulting firm to prepare a feasibility study and EB-5 portal representation for foreign investment for the Bear Village and development project in Georgia totaling $18,000. Congress created the EB-5 Program in 1990 to stimulate the U.S. economy through job creation and capital investment by foreign investors.

Common Stock To Be Issued

As of December 31, 2023, the Company has converted 2022 April Convertible Notes worth of $87,000 into 881,433 common shares to be issued.

Stock Repurchase Agreement

On January 23, 2024, a previous noteholder requested the return of his investment capital of $1,000 in exchange for the return of 14,286 shares of the Company’s common stock that the shareholder received through the conversion of his convertible note. The Company paid the $1,000 on February 5, 2024.

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

During the year ended December 31, 2023, holders of 54,000 shares of Series B Convertible Preferred Stock (46,900 shares from related parties, including 15,400 shares from Top Flight, and 7,100 shares from third parties) elected to exchange these shares for an aggregate of 54,000,000 shares of common stock. Each Series B Convertible Preferred Share converts into one thousand (1,000) shares of the Company’s common stock.

Convertible Note Payable

Short Term

2024 Note

In January 2024, the Company issued a convertible promissory note (“2024 Note”) in the principal amount of $1,000,000. The 2024 Note bears no interest and is due and payable on July 31, 2024. The holder of the 2024 Note has the right, at the holder's option, to convert the principal amount of this note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $0.30 per share, or 3,333,333 shares. The 2024 Note allows for the repurchase of up to a total of 3,333,333 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The 2024 Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holder of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note. Should the Company be insolvent, the holder has the right to be made whole of their investment plus 20%. In addition, the Company executed a Technology Services Agreement with the noteholder giving the noteholder a preference/option for all technology service projects of the Company in real estate development.

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through December 1, 2024 for aggregate gross proceeds of $1,776,275 (including $1,500 against which services were received) through December 31, 2023. Notes totaling $325,000 issued in fiscal 2023 and December 2022 allows for the repurchase of up to a total of 421,428 converted common shares at $2.50 per share and notes totaling $300,000 issued in fiscal year 2023 allows for the repurchase of up to a total of 300,000 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.05 per share for notes amounting to $102,000, $0.07 per share for notes amounting to $905,575, $0.70 per share for notes amounting to $309,200, and $1.00 per share for notes amounting to $462,500 into the Company’s common stock if before any public offering. The April 2022 Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

During the fiscal year 2023, noteholders elected to convert the aggregate principal amount of the Notes totaling $1,776,275, into 15,838,150 common shares ($1,689,275 has been converted into 14,956,717 common shares and $87,000 has been converted into 881,433 common shares to be issued). As of December 31, 2023, there is no amount outstanding under the April 2022 convertible notes.

$4,000,000 Promissory Note

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WCMH giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime Coins (“Coins”), valued at $1,450,000 (combined “Related Liabilities”). On May 30, 2023, the Fourth & One agreement contingencies were removed and the Company recorded an investment and Related Liabilities totaling $5,450,000 ($4,000,000 as a convertible promissory note and $1,450,000 presented as other current liabilities in the balance sheet). Fourth & One converted the promissory note of $4,000,000 into 2,000,000 shares of the Company’s common stock. Should the Coins not go “live” by August 30, 2023, the Company will exchange the Coins requirement with 725,000 shares of the Company’s common stock, valued at $1,450,000 (“Exchange”), but Fourth & One must first exercise their right to return the Coins to the Company. On November 17, 2023, Fourth & One exercised their right and returned the 2,000 Coins to finalize the Exchange and on December 1, 2023 the Company issued Fourth & One 725,000 common shares. In addition, the Amendment allows for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share should the Company fail to meet the Regulation A Tier II offering of $3.00 per share by December 31, 2023. As of the date of this filing, the Securities and Exchange Commission (“SEC”) has not authorized the Company’s Regulation A Tier II offering and therefore, the Amendment for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share remains a contingency. On December 31, 2023, the Agreement was mutually cancelled as the Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. Fourth & One returned the 2,725,000 common shares and were cancelled by the Company resulting in the write-off of the Company’s investment in Fourth & One of $5,450,000.

$40,000,000 Convertible Note

On May 13, 2022, the Company issued a convertible promissory note in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. As amended effective May 7, 2023, the Convertible Promissory Note shall not be enforceable until such time as the Holder’s consideration, RoRa Coin is “live” on an exchange, or swap engine, and available through a mutually agreed upon cryptocurrency wallet such as NyX, MetaMask, Exodus, Ledger, or similar. The expected date for being live is in December 2023. The parties agree to establish a time is of the essence date of December 31, 2023 for Holder to meet the “live” requirement. Should Holder not meet the “live” requirement by December 31, 2023, then Borrower shall return all RoRa Coins and Holder shall release all claims on any shares or Convertible Promissory Note, Conversion rights shall not vest until such time as the holder’s consideration, Coins are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above. The Company is currently in discussions with the Holder to extend the “live” requirement. With regard to the amended agreement that featured a December 31, 2023 manifestation deadline, both parties have mutually agreed to await the approval of the RORAP coins presence on the Monetaforge Marketplace by the first week of April 2024, which will facilitate the beginning of RORAP's presence on multiple digital coin exchange platforms over the next 90 days”.

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

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WCMH giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime Coins (“Coins”), valued at $1,450,000 (combined “Related Liabilities”). On May 30, 2023, the Fourth & One agreement contingencies were removed and the Company recorded an investment and Related Liabilities totaling $5,450,000 ($4,000,000 as a convertible promissory note and $1,450,000 presented as other current liabilities in the balance sheet). Fourth & One converted the promissory note of $4,000,000 into 2,000,000 shares of the Company’s common stock. Should the Coins not go “live” by August 30, 2023, the Company will exchange the Coins requirement with 725,000 shares of the Company’s common stock, valued at $1,450,000 (“Exchange”), but Fourth & One must first exercise their right to return the Coins to the Company. On November 17, 2023, Fourth & One exercised their right and returned the 2,000 Coins to finalize the Exchange and on December 1, 2023 the Company issued Fourth & One 725,000 common shares. In addition, the Amendment allows for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share should the Company fail to meet the Regulation A Tier II offering of $3.00 per share by December 31, 2023. As of the date of this filing, the Securities and Exchange Commission (“SEC”) has not authorized the Company’s Regulation A Tier II offering and therefore, the Amendment for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share remains a contingency. On December 31, 2023, the Agreement was mutually cancelled as the Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. Fourth & One returned the 2,725,000 common shares and were cancelled by the Company resulting in the write-off of the Company’s investment in Fourth & One of $5,450,000.

Employment Agreements

On March 1, 2022, as amended on October 1, 2022 and December 28, 2022, Mr. Ricardo Haynes, the sole Director, CEO and Chairman of the Board, and the acting sole officer of the Company entered into an Employment Agreement with the Company. The Employment agreement terminates September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months’ notice. In addition, Mr. Haynes is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under this Employment agreement, the CEO will be entitled to the following:

•	$5,700 for services performed from March 1, 2022 – June 30, 2022.
•	Lump Sum payment of $21,299 for services from July 1, 2022 – December 31, 2022.
•	Base salary of $11,000 per month paid on a bi-weekly basis starting January 2, 2023.
•	Bonus of $14,201 was paid in November and December 2022.
•	Automobile allowance of $1,500 per month starting January 2, 2023.
•	25,000,000 shares of TNRG common stock in the Company which vest immediately.
•	7,500,000 newly issued Preferred A shares of TNRG stock CUSIP (88604Y209) Cert No. 400002.
•	750 newly issued Preferred B shares of TNRG stock CUSIP (88604Y209), Cert. No. 500002.
•	1,500 newly issued Preferred C shares of TNRG stock CUSIP (8860Y209), Cert No. 600002.
•	$7,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
•	1,500 RoRa Coins in possession of the Company.

On January 15, 2024, Mr. Haynes Employment Agreement was amended for the following:

•	employee reimbursements (car and cell phone) totaling $1,500 per month.
•	Base salary increased to $13,500 per month on a bi-monthly basis starting January 15, 2024. The Company also approved a one-time $50,000 advance against future monthly compensation to be repaid $4,167 per payment through December 15, 2024.
•	5,000,000 shares of TNRG common stock in the Company upon the effectiveness of the Company’s S-1.

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

Consulting Agreements

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock-based compensation during the year ended December 31, 2023), and a bonus of $1,200,000 (included in consulting expense during the year ended December 31, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023. On December 31, 2023, the Kinsley Mountain Agreement was mutually cancelled as the Kinsley Mountain Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. The previously recognized bonus of $1,200,000 was reversed to consulting expense in General and administrative expenses in the Company’s Consolidated Statements of Operations as of December 31, 2023.

	•	a total of 28,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in June 2024. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to activate the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

	•	a total of 5,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2024. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the year ended December 31, 2023.

During the years ended December 31, 2023 and 2022, the Company paid Top Flight $368,700 ($153,000 for monthly consulting services and $215,700 for goals-based bonus) and $324,600 ($171,600 for monthly consulting services and $153,000 for goals-based bonus), respectively, with a balance due of $205,300 and $247,000 as of December 31, 2023 and 2022, respectively. In January 2024, the Company paid Top Flight $525,000 ($205,300 balance due on consulting services due as of December 31, 2023 and $319,700 paid in advance for 2024 consulting services).

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

On January 9, 2024, the Company issued 1,000,000 restricted common shares to a third party, valued at $26,300 (based on the estimated fair value of the stock on the date of grant) to provide consulting services to the Company.

Stock Repurchase Agreement

On January 23, 2024, a previous noteholder requested the return of his investment capital of $1,000 in exchange for the return of 14,286 shares of the Company’s common stock that the shareholder received through the conversion of his convertible note. The Company paid the $1,000 on February 5, 2024.

Sponsorship Agreement

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner. During the years ended December 31, 2023 and 2022, the Company made payments of $50,000 and $0, respectively, to the Aces with a balance due of $825,000 and $36,745 as of December 31, 2023 and 2022, respectively. In January 2024, the Company made a payment of $75,000 to the Aces.

Collateralized Bond Obligation Program

Financing Engagement Agreement

On April 4, 2023, the Company entered into an engagement letter with SP Securities LLC in which SP Securities will serve as a corporate advisor for the Company’s market value collateralized bond obligation program. The consulting fee shall be a cash fee in the amount of (i) $15,000 due and payable at the signing of this Agreement and $10,000 due and payable on April 17, 2023 and (ii) $15,000 due and payable on the 1st day of each succeeding calendar month, commencing on May 1, 2023. The Company has paid a retainer fee of $40,000 during the year ended December 31, 2023 with a prepaid balance of $40,000 and $0 as of December 31, 2023 and 2022, respectively.

On August 25, 2022, the Company entered into a Legal Services Agreement with The George Law Group in connection with an issuance of multi-tranched securitization (“Financing”) which shall utilize a pledge of the Company’s stock and other properties currently owned or under the Company’s control. The legal fee shall be one-half of one percent (0.5%) of the par amount of any Financing. The Company has paid retainers of $36,020 and $42,000 during the years ended December 31, 2023 and 2022, respectively, with a prepaid balance of $78,020 and $42,000 as of December 31, 2023 and 2022, respectively.

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

Land Purchase and Sale Agreement

On October 18, 2023 (“Binding Agreement Date”), the Company entered into a Land Purchase and Sale Agreement (“Land Purchase”) to acquire 65.9 acres located at 0 Highway 59, Commerce, Georgia 30530 further described in the deed book as TR1 PB E-140 & TR 2 PB 36-95 for a purchase price of $4,942,500. The property is being sold subject to an earnest money payment of $75,000 on or before November 23, 2023, as amended, and a due diligence period of 90 days from the Binding Agreement Date. The scheduled closing date of the Land Purchase is May 1, 2024, as amended. On January 31, 2024, the Company paid the earnest money of $75,000.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2023.

Fiscal year end

Our fiscal year end is December 31.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $16,745,786 and $7,486,937 at December 31, 2023 and 2022, respectively, had a working capital deficit of $9,226,243 and $6,630,894 at December 31, 2023 and 2022, respectively, had net losses of $9,258,849 and $5,466,473 for the years ended December 31, 2023 and 2022, with limited revenue earned since inception, no current revenue generating operations, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $79,562 and $85,590 as of December 31, 2023 and 2022, respectively, and recorded a change in derivative liability of $(6,028) and $2,186 during the years ended December 31, 2023 and 2022, respectively.

On April 17, 2023, the Company informed SP11 and ELSR Corporation of an illegal convertible promissory note (the “Notes”) in the name of Thunder Energies Corporation. The Notes are being cancelled by Thunder Energies Corporation as there is no record of consideration paid to the Company, the agreement for the Notes was not an arm’s length transaction with the lender and borrower, and it violates Chapter 687 of the 2022 Florida Statutes – Commercial Relations, Interest and Usury; Lending Practices. The Company will no longer accrue interest or penalties on these Notes. Prior to April 17, 2023, the Company recorded default interest of $14,931 and $7,602 in the years ended December 31, 2023 and 2022, respectively. Subsequent to April 17, 2023, the Company will continue to recognize the Notes and accrued interest recorded in the Consolidated Balance Sheets with a total balance due of $6,810,915 ($120,766 of Notes and $6,690,149 of accrued interest) as of April 17, 2023.

$220,000 Note

On September 21, 2020, the Company issued a convertible promissory note in the principal amount of $220,000. The convertible promissory note bears interest at 8% per annum and is due and payable in twenty-four (24) months. The holder of this note has the right, at the holder's option, upon the consummation of a sale of all or substantially all of the equity interest in the Company or private placement transaction of the Company's equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.05 per share. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above. The principal balance due at December 31, 2023 is $220,000 and is presented as a short-term liability in the balance sheet.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. The Company recorded default interest of $72,963 and $43,419 during the years ended December 31, 2023 and 2022, respectively.

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

On December 6, 2021, the holder of the note converted $190,000 of the Note into 3,800,000 shares of the Company’s common stock. The principal balance of $410,000 is due October 16, 2022 and is presented as a short-term liability in the balance sheet.

As a result of the failure to timely file our Form 10-Q for the three-month periods ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. The Company recorded default interest of $134,083 and $79,720 for the years ended December 31, 2023 and 2022, respectively.

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

On December 21, 2023, the Company was notified that Zuchaer was awarded a judgement in the amount of approximately $527,498 plus costs and attorney fees for a judgement totaling $533,268. In addition, Mr. Zuchaer is entitled to interest at the rate of approximately $117 per day from August 10, 2023 through September 15, 2023, all of which shall bear interest thereafter at the rate of 5.52% per year. The Company has recorded this liability under short-term convertible notes payable and accrued interest in the Balance Sheet.

A court hearing has been scheduled for June 20, 2024 in which the Company must appear to explain why the Company has failed to comply with the judgement.

No assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

2024 Note

In January 2024, the Company issued a convertible promissory note (“2024 Note”) in the principal amount of $1,000,000. The 2024 Note bears no interest and is due and payable on July 31, 2024. The holder of the 2024 Note has the right, at the holder's option, to convert the principal amount of this note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $0.30 per share, or 3,333,333 shares. The 2024 Note allows for the repurchase of up to a total of 3,333,333 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The 2024 Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holder of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note. Should the Company be insolvent, the holder has the right to be made whole of their investment plus 20%. In addition, the Company executed a Technology Services Agreement with the noteholder giving the noteholder a preference/option for all technology service projects of the Company in real estate development.

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through December 1, 2024 for aggregate gross proceeds of $1,776,275 (including $1,500 against which services were received) through December 31, 2023. Notes totaling $325,000 issued in fiscal 2023 and December 2022 allows for the repurchase of up to a total of 421,428 converted common shares at $2.50 per share and notes totaling $300,000 issued in fiscal year 2023 allows for the repurchase of up to a total of 300,000 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.05 per share for notes amounting to $102,000, $0.07 per share for notes amounting to $905,575, $0.70 per share for notes amounting to $309,200, and $1.00 per share for notes amounting to $462,500 into the Company’s common stock if before any public offering. The April 2022 Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

During the fiscal year 2023, noteholders elected to convert the aggregate principal amount of the Notes totaling $1,776,275, into 15,838,150 common shares ($1,689,275 has been converted into 14,956,717 common shares and $87,000 has been converted into 881,433 common shares to be issued). As of December 31, 2023, there is no amount outstanding under the April 2022 convertible notes.

$40,000,000 Convertible Note

On May 13, 2022, as amended, the Company issued a convertible promissory note to Turvata Holdings Limited in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The Holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. The Convertible Promissory Note shall not be enforceable until such time as the Holder's consideration, RoRa Prime Coin is “live” on a US exchange and available through a mutually agreed upon cryptocurrency wallet such as NyX, Exodus, Ledger, TREZOR Model T Wallet, ZenGo, or Atomic. The parties agree to establish a time is of the essence date of December 31, 2023 for Holder to meet the “live” requirement. Should Holder not meet the “live” requirement by December 31, 2023, then Borrower shall return all RoRa Prime Coins and Holder shall release all claims on any shares or Convertible Promissory Note. Conversion rights shall not vest until such time as the holder’s consideration, Coins, are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. The Coins are expected to go live in 2023. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above. The Company is currently in discussions with the Holder to extend the “live” requirement. With regard to the amended agreement that featured a December 31, 2023 manifestation deadline, both parties have mutually agreed to await the approval of the RORAP coins presence on the Monetaforge Marketplace by the first week of April 2024, which will facilitate the beginning of RORAP's presence on multiple digital coin exchange platforms over the next 90 days”.

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

On October 4, 2020, SP11 converted $35,000 of its Promissory Debentures at $0.01 per share into 3,500,000 shares of the Company’s common stock. On November 22, 2021, the loan of $48,000 and accrued and unpaid interest of $573,798 totaling $621,798 was forgiven by EMRY. On April 17, 2023, the Company informed SP11 and ELSR Corporation of an illegal convertible promissory note (the “Notes”) in the name of Thunder Energies Corporation. The Notes are being cancelled by Thunder Energies Corporation as there is no record of consideration paid to the Company, the agreement for the Notes was not an arm’s length transaction with the lender and borrower, and it violates Chapter 687 of the 2022 Florida Statutes – Commercial Relations, Interest and Usury; Lending Practices. The Company will no longer accrue interest or penalties on these Notes. The Company will continue to recognize the Notes and accrued interest recorded in the Consolidated Balance Sheets with a total balance due of $6,810,915 ($120,766 of Notes and $6,690,149 of accrued interest) as of April 17, 2023.

Investment in WC Mine Holdings

On September 8, 2022, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One, LLC (“Fourth & One”) with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WC Mine Holdings, LLC (“WCMH”) giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000 for the Kinsley Mountain mineral, resources, and water rights. The preliminary appraisal of the property value is estimated at approximately $33 million. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime digital coins (“Coins”), valued at $1,450,000. The promissory note provides for no interest and matures on October 31, 2022 (“Maturity Date”). In addition, the promissory note provides that the Company may convert all amounts at any time prior to the Maturity Date and after gaining approval by the Securities and Exchange Commission of the Company’s REG A II Offering and Fourth & One may convert all amounts into common stock prior to the Maturity Date at a conversion price of $2.00 per share. The Agreement also provides that should Fourth & One not be able to convert the Coins on or before October 31, 2022 at a conversion ratio of $800 per Coin, the Company will purchase all of the Coins for a total of $1,600,000 (2,000 Coins at $800 per Coin) on October 31, 2022. Fourth & One converted the promissory note of $4,000,000 into 2,000,000 shares of the Company’s common stock. Should the Coins not go “live” by August 30, 2023, the Company will exchange the Coins requirement with 725,000 shares of the Company’s common stock, valued at $1,450,000 (“Exchange”), but Fourth & One must first exercise their right to return the Coins to the Company. On November 17, 2023, Fourth & One exercised their right and returned the 2,000 Coins to finalize the Exchange and on December 1, 2023 the Company issued Fourth & One 725,000 common shares. In addition, the Amendment allows for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share should the Company fail to meet the Regulation A Tier II offering of $3.00 per share by December 31, 2023. As of the date of this filing, the Securities and Exchange Commission (“SEC”) has not authorized the Company’s Regulation A Tier II offering and therefore, the Amendment for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share remains a contingency.

On November 1, 2022, the Company and Fourth & One mutually agreed to terminate the Agreement and the Company was released from any obligations.

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WCMH giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime Coins (“Coins”), valued at $1,450,000 (combined “Related Liabilities”). On May 30, 2023, the Fourth & One agreement contingencies were removed and the Company recorded an investment and Related Liabilities totaling $5,450,000 ($4,000,000 as a convertible promissory note and $1,450,000 presented as other current liabilities in the balance sheet). Fourth & One converted the promissory note of $4,000,000 into 2,000,000 shares of the Company’s common stock. Should the Coins not go “live” by August 30, 2023, the Company will exchange the Coins requirement with 725,000 shares of the Company’s common stock, valued at $1,450,000 (“Exchange”), but Fourth & One must first exercise their right to return the Coins to the Company. On November 17, 2023, Fourth & One exercised their right and returned the 2,000 Coins to finalize the Exchange and on December 1, 2023 the Company issued Fourth & One 725,000 common shares. In addition, the Amendment allows for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share should the Company fail to meet the Regulation A Tier II offering of $3.00 per share by December 31, 2023. As of the date of this filing, the Securities and Exchange Commission (“SEC”) has not authorized the Company’s Regulation A Tier II offering and therefore, the Amendment for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share remains a contingency. On December 31, 2023, the Agreement was mutually cancelled as the Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. Fourth & One returned the 2,725,000 common shares and were cancelled by the Company resulting in the write-off of the Company’s investment in Fourth & One of $5,450,000.

Sponsorship Agreement

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner. During the years ended December 31, 2023 and 2022, the Company made payments of $50,000 and $0, respectively, to the Aces with a balance due of $825,000 and $36,745 as of December 31, 2023 and 2022, respectively. In January 2024, the Company made a payment of $75,000 to the Aces.

Collateralized Bond Obligation Program

Financing Engagement Agreement

On April 4, 2023, the Company entered into an engagement letter with SP Securities LLC in which SP Securities will serve as a corporate advisor for the Company’s market value collateralized bond obligation program. The consulting fee shall be a cash fee in the amount of (i) $15,000 due and payable at the signing of this Agreement and $10,000 due and payable on April 17, 2023 and (ii) $15,000 due and payable on the 1st day of each succeeding calendar month, commencing on May 1, 2023. The Company has paid a retainer fee of $40,000 during the year ended December 31, 2023 with a prepaid balance of $40,000 and $0 as of December 31, 2023 and 2022, respectively.

On August 25, 2022, the Company entered into a Legal Services Agreement with The George Law Group in connection with an issuance of multi-tranched securitization (“Financing”) which shall utilize a pledge of the Company’s stock and other properties currently owned or under the Company’s control. The legal fee shall be one-half of one percent (0.5%) of the par amount of any Financing. The Company has paid retainers of $36,020 and $42,000 during the years ended December 31, 2023 and 2022, respectively, with a prepaid balance of $78,020 and $42,000 as of December 31, 2023 and 2022, respectively.

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

Land Purchase and Sale Agreement

On October 18, 2023 (“Binding Agreement Date”), the Company entered into a Land Purchase and Sale Agreement (“Land Purchase”) to acquire 65.9 acres located at 0 Highway 59, Commerce, Georgia 30530 further described in the deed book as TR1 PB E-140 & TR 2 PB 36-95 for a purchase price of $4,942,500. The property is being sold subject to an earnest money payment of $75,000 on or before November 23, 2023, as amended, and a due diligence period of 90 days from the Binding Agreement Date. The scheduled closing date of the Land Purchase is May 1, 2024, as amended. On January 31, 2024, the Company paid the earnest money of $75,000.

Employment Agreements

On March 1, 2022, as amended on October 1, 2022 and December 28, 2022, Mr. Ricardo Haynes, the Company’s sole Director, Chief Executive Officer (“CEO”) and Chairman of the Board, and the acting sole officer of the Company entered into an Employment Agreement with the Company. The Employment agreement terminates September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months’ notice. In addition, Mr. Haynes is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under this Employment agreement, the CEO will be entitled to the following:

•	$5,700 for services performed from March 1, 2022 – June 30, 2022.
•	Lump Sum payment of $21,299 for services from July 1, 2022 – December 31, 2022.
•	Base salary of $11,000 per month paid on a bi-weekly basis starting January 2, 2023.
•	Bonus of $14,201 was paid in November and December 2022.
•	Automobile allowance of $1,500 per month starting January 2, 2023.
•	25,000,000 shares of TNRG common stock in the Company which vest immediately.
•	7,500,000 newly issued Preferred A shares of TNRG stock CUSIP (88604Y209) Cert No. 400002.
•	750 newly issued Preferred B shares of TNRG stock CUSIP (88604Y209), Cert. No. 500002.
•	1,500 newly issued Preferred C shares of TNRG stock CUSIP (8860Y209), Cert No. 600002.
•	$7,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
•	1,500 RoRa Coins in possession of the Company.

On January 15, 2024, Mr. Haynes Employment Agreement was amended for the following:

•	employee reimbursements (car and cell phone) totaling $1,500 per month.
•	Base salary increased to $13,500 per month on a bi-monthly basis starting January 15, 2024. The Company also approved a one-time $50,000 advance against future monthly compensation to be repaid $4,167 per payment through December 15, 2024.
•	5,000,000 shares of TNRG common stock in the Company upon the effectiveness of the Company’s S-1.

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

Consulting Agreements

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock-based compensation during the year ended December 31, 2023), and a bonus of $1,200,000 (included in consulting expense during the year ended December 31, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023. On December 31, 2023, the Kinsley Mountain Agreement was mutually cancelled as the Kinsley Mountain Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. The previously recognized bonus of $1,200,000 was reversed to consulting expense in General and administrative expenses in the Company’s Consolidated Statements of Operations as of December 31, 2023.

	•	a total of 28,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in June 2024. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

• a total of 5,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2024. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

2.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

3.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the year ended December 31, 2023.

During the years ended December 31, 2023 and 2022, the Company paid Top Flight $368,700 ($153,000 for monthly consulting services and $215,700 for goals-based bonus) and $324,600 ($171,600 for monthly consulting services and $153,000 for goals-based bonus), respectively, with a balance due of $205,300 and $247,000 as of December 31, 2023 and 2022, respectively. In January 2024, the Company paid Top Flight $525,000 ($205,300 balance due on consulting services due as of December 31, 2023 and $319,700 paid in advance for 2024 consulting services).

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

On January 9, 2024, the Company issued 1,000,000 restricted common shares to a third party, valued at $26,300 (based on the estimated fair value of the stock on the date of grant) to provide consulting services to the Company.

Stock Repurchase Agreement

On January 23, 2024, a previous noteholder requested the return of his investment capital of $1,000 in exchange for the return of 14,286 shares of the Company’s common stock that the shareholder received through the conversion of his convertible note. The Company paid the $1,000 on February 5, 2024.

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the year ended December 31, 2023 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the year ended December 31, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The names and ages of our directors and executive officers as of December 31, 2023 are set forth below. Our Bylaws provide for not less than one and not more than seven directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
Mr. Ricardo Haynes (1)	58	Chairman, Principal Accounting Officer

__________

(1) Mr. Haynes was appointed Chairman and CEO on March 1, 2022. Mr. Haynes will serve as a director until the next annual shareholder meeting.

Mr. Ricardo Haynes, sole Director, CEO and Chairman of the Board, and the acting sole officer of the Company

Mr. Haynes is 58 years old. He is a highly accomplished business development executive with more than 20 years of experience in producing exponential revenue growth, cultivating enduring relationships within the hospitality and financial industry. Worked for Marriot Corporation for over 15 years in property development, licensing and investment. Also operated in the financial industry providing corporate bond placement and project financing. Total experience includes commercial real estate sales and loan origination with regional and nationally based lending institutions, corporate finance consulting. Grass roots development experience in creating and issuing collateralized bond obligation and related instruments. Over the last 5 years Mr. Haynes has worked assisting clients in construction financing in both commercial and hospitality markets with Candela Group, Ltd. In Alberta, Canada.

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

On December 21, 2023, the Company was notified that Zuchaer was awarded a judgement in the amount of approximately $527,498 plus costs and attorney fees for a judgement totaling $533,268. In addition, Mr. Zuchaer is entitled to interest at the rate of approximately $117 per day from August 10, 2023 through September 15, 2023, all of which shall bear interest thereafter at the rate of 5.52% per year. The Company has recorded this liability under short-term convertible notes payable and accrued interest in the Balance Sheet.

A court hearing has been scheduled for June 20, 2024 in which the Company must appear to explain why the Company has failed to comply with the judgement.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of reports submitted to us during the fiscal year ended December 31, 2023, the following table sets forth the name of any such person that failed to file the required forms on a timely basis, including the number of late reports, the number of transactions not reported on a timely basis and any known failure to file a required form.

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

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2023, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive plan Compensation	Nonqualified deferred compensation earnings	All other Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Mr. Ricardo Haynes,	2023	164,671	-0-	-0-	-0-	-0-	-0-	-0-	164,671
	2022	47,708	-0-	-0-	-0-	-0-	-0-	-0-	47,708
Chairman and CEO(1)	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

 __________

(1) Mr. Haynes was appointed March 1, 2022.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and principal	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total
position	($)	($)	($)	($)	($)	($)	($)
Mr. Ricardo Haynes,	-0-	-0-	-0-	-0-	-0-	-0-	-0-
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

Director Compensation.

On March 1, 2022, as amended on October 1, 2022 and December 28, 2022, Mr. Ricardo Haynes, the Company’s sole Director, Chief Executive Officer (“CEO”) and Chairman of the Board, and the acting sole officer of the Company entered into an Employment Agreement with the Company. The Employment agreement terminates September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months’ notice. In addition, Mr. Haynes is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under this Employment agreement, the CEO will be entitled to the following:

•	$5,700 for services performed from March 1, 2022 – June 30, 2022.
•	Lump Sum payment of $21,299 for services from July 1, 2022 – December 31, 2022.
•	Base salary of $11,000 per month paid on a bi-weekly basis starting January 2, 2023.
•	Bonus of $14,201 was paid in November and December 2022.
•	Automobile allowance of $1,500 per month starting January 2, 2023.
•	25,000,000 shares of TNRG common stock in the Company which vest immediately.
•	7,500,000 newly issued Preferred A shares of TNRG stock CUSIP (88604Y209) Cert No. 400002.
•	750 newly issued Preferred B shares of TNRG stock CUSIP (88604Y209), Cert. No. 500002.
•	1,500 newly issued Preferred C shares of TNRG stock CUSIP (8860Y209), Cert No. 600002.
•	$7,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
•	1,500 RoRa Coins in possession of the Company.

On January 15, 2024, Mr. Haynes Employment Agreement was amended for the following:

•	employee reimbursements (car and cell phone) totaling $1,500 per month.
•	Base salary increased to $13,500 per month on a bi-monthly basis starting January 15, 2024. The Company also approved a one-time $50,000 advance against future monthly compensation to be repaid $4,167 per payment through December 15, 2024.
•	5,000,000 shares of TNRG common stock in the Company upon the effectiveness of the Company’s S-1.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2023, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Common Stock	Mr. Ricardo Haynes PMB 388, 8570 Stirling Rd. Suite 102 Hollywood, FL 33024	5,580,172	4.7%
Common Stock	Top Flight Consulting PMB 388, 8570 Stirling Rd. Suite 102 Hollywood, FL 33024	8,666,666	7.2%
Common Stock	Mr. Rodney Zehner PMB 388, 8570 Stirling Rd. Suite 102 Hollywood, FL 33024	10,000,000	8.4%
Common Stock	Mr. Yogev Shvo (1) PMB 388, 8570 Stirling Rd. Suite 102 Hollywood, FL 33024	5,000,000	4.2%
Common Stock	Officers and Directors as a group	5,580,172	4.7%

___________

(1)	Mr. Shvo is the Company’s previous Chairman and CEO.
(2)	Based on total of 112,665,039 common shares outstanding.

The following table sets forth, as of March 31, 2024, the number of shares of our Series “A”, “B”, and “C” Convertible Preferred Stock owned of record and beneficially by our executive officers, directors and persons who beneficially own more than 5% of such outstanding shares.

Name and Address of Beneficial Owner	Series	Amount and Nature of Beneficial Ownership	Percentage of Class
The Preferred Shareholders of Bear Village, Inc. (1) 4002 Highway 78, Suite 530, Box 296 Snellville, GA 30039	A	50,000,000	100%

The Preferred Shareholders of Bear Village, Inc. (2) 4002 Highway 78, Suite 530, Box 296 Snellville, GA 30039	B	48,100	100%

The Preferred Shareholders of Bear Village, Inc. (3) 4002 Highway 78, Suite 530, Box 296 Snellville, GA 30039	C	10,000	100%

___________

(1)	The Series “A” Convertible Preferred Stock has 15 votes per share and is convertible into 10 shares of our common stock at the election of the shareholder.
(2)	The Series “B” Convertible Preferred Stock has 1,000 votes per share and is convertible into 1,000 shares of our common stock at the election of the shareholder.
(3)	The Series “C” Convertible Preferred Stock has 1,000 votes per share and is non-convertible into shares of our common stock.

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

Employment Agreements

On March 1, 2022, as amended on October 1, 2022 and December 28, 2022, Mr. Ricardo Haynes, the Company’s sole Director, Chief Executive Officer (“CEO”) and Chairman of the Board, and the acting sole officer of the Company entered into an Employment Agreement with the Company. The Employment agreement terminates September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six months’ notice. In addition, Mr. Haynes is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under this Employment agreement, the CEO will be entitled to the following:

•	$5,700 for services performed from March 1, 2022 – June 30, 2022.
•	Lump Sum payment of $21,299 for services from July 1, 2022 – December 31, 2022.
•	Base salary of $11,000 per month paid on a bi-weekly basis starting January 2, 2023.
•	Bonus of $14,201 was paid in November and December 2022.
•	Automobile allowance of $1,500 per month starting January 2, 2023.
•	25,000,000 shares of TNRG common stock in the Company which vest immediately.
•	7,500,000 newly issued Preferred A shares of TNRG stock CUSIP (88604Y209) Cert No. 400002.
•	750 newly issued Preferred B shares of TNRG stock CUSIP (88604Y209), Cert. No. 500002.
•	1,500 newly issued Preferred C shares of TNRG stock CUSIP (8860Y209), Cert No. 600002.
•	$7,500 loan forgiveness cancelling debt used for the acquisition of shares in the Company.
•	1,500 RoRa Coins in possession of the Company.

On January 15, 2024, Mr. Haynes Employment Agreement was amended for the following:

•	employee reimbursements (car and cell phone) totaling $1,500 per month.
•	Base salary increased to $13,500 per month on a bi-monthly basis starting January 15, 2024. The Company also approved a one-time $50,000 advance against future monthly compensation to be repaid $4,167 per payment through December 15, 2024.
•	5,000,000 shares of TNRG common stock in the Company upon the effectiveness of the Company’s S-1.

On October 1, 2022, the Company entered into Employment Agreements with individuals for positions in the Company. Each of the Employment agreements shall begin October 1, 2022 and terminate September 30, 2027 and automatically renews on a year-to-year basis unless terminated by either party on six month’s notice. In addition, each employee is entitled to employee reimbursements totaling $820 per month, entitled to six (6) weeks paid vacation each year, provides for medical and dental insurance, and entitled to stock options upon the implementation of a Company employee option plan. Under these Employment agreements, each employee will be entitled to the following:

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

Consulting Agreements

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock-based compensation during the year ended December 31, 2023), and a bonus of $1,200,000 (included in consulting expense during the year ended December 31, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023. On December 31, 2023, the Kinsley Mountain Agreement was mutually cancelled as the Kinsley Mountain Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. The previously recognized bonus of $1,200,000 was reversed to consulting expense in General and administrative expenses in the Company’s Consolidated Statements of Operations as of December 31, 2023.

	•	a total of 28,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in June 2024. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

	•	a total of 5,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2024. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

2.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

3.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the year ended December 31, 2023.

During the years ended December 31, 2023 and 2022, the Company paid Top Flight $368,700 ($153,000 for monthly consulting services and $215,700 for goals-based bonus) and $324,600 ($171,600 for monthly consulting services and $153,000 for goals-based bonus), respectively, with a balance due of $205,300 and $247,000 as of December 31, 2023 and 2022, respectively. In January 2024, the Company paid Top Flight $525,000 ($205,300 balance due on consulting services due as of December 31, 2023 and $319,700 paid in advance for 2024 consulting services).

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

During fiscal 2023, holders of 54,000 shares of Series B Convertible Preferred Stock (46,900 shares from related parties, including 15,400 shares from Top Flight, and 7,100 shares from third parties) elected to exchange these shares for an aggregate of 54,000,000 shares of common stock. Each Series B Convertible Preferred Share converts into one thousand (1,000) shares of the Company’s common stock.

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

Given the nature of our Company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. The Board of Directors takes the position that management of a target business will establish:

•	Its own Board of Directors

•	Establish its own definition of “independent” as related to directors and nominees for directors

•	Establish committees that will be suitable for its operations after the Company consummates a business combination

Item 14. Principal Accounting Fees and Services.

	2023	2022
Audit fees(1)	$70,500	$67,000
Audit related fees(2)	$–	$–
Tax fees	$–	$–
All other fees	$–	$–

________________________

(1)	“Audit fees” are fees billed or billable by our external auditor for services provided in auditing and reviewing our financial statements for the respective years.
(2)	“Audit-related fees” relate to professional services that are reasonably related to the performance of the audit or review of our financial statements.

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

Exhibit Number and Description			Location Reference

(a)	Financial Statements		Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

(3.0)	Articles of Incorporation

	(3.1)	Initial Articles of Incorporation filed with Form 10 Registration Statement on July 21, 2011	See Exhibit Key

	(3.2)	Amendment to Articles of Incorporation dated July 29, 2013	See Exhibit Key

	(3.3)	Amendment to Articles of Incorporation dated October 7, 2013	See Exhibit Key

	(3.4)	Amendment to Articles of Incorporation dated April 25, 2014	See Exhibit Key

	(3.5)	Bylaws filed with Form 10 Registration Statement on July 21, 2011	See Exhibit Key

(10.1)	Stock Purchase Agreement with Northbridge Financial, Inc.		See Exhibit Key

(11.1)	Statement re: computation of per share Earnings		Note 3 to Financial Stmts.

(14.1)	Code of Ethics		See Exhibit Key

(31.1)	Certificate of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certification of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.
3.2	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.
3.3	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 15, 2013.
3.4	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 13, 2018.
3.5	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on July 21, 2011.
10.0	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 2, 2018.
14.0	Incorporated by reference herein to the Company’s Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on January 17, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Ricardo Haynes	Principal Executive Officer, Principal Accounting Officer, Chairman of the Board of Directors	April 15, 2024
Ricardo Haynes

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Thunder Energies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Thunder Energies Corporation (the “Company”) as of December 31, 2023, and 2022, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Thunder Energies Corporation as of December 31, 2023, and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $16,745,786 and $7,486,937 at December 31, 2023 and 2022, respectively, a working capital deficit of $9,226,243 and $6,630,894 at December 31, 2023 and 2022, respectively, a net loss of $9,258,849 and $5,466,473 for the years ended December 31, 2023 and 2022, respectively, and net cash used in operating activities of $1,013,960 and $775,219 for the years ended December 31, 2023 and 2022, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Thunder Energies Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Thunder Energies Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Kreit & Chiu CPA LLP

We have served as Thunder Energies Corporation auditor since 2020.

New York, New York

April 15, 2024

THUNDER ENERGIES CORPORATION

Consolidated Balance Sheets

	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$596	$48,881
Notes receivable - related party	7,403	26,200
Deferred offering costs	–	9,000
Prepaid expenses	146,520	61,811
Total current assets	154,519	145,892
Total assets	$154,519	$145,892

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,180,382	$82,819
Accrued expenses	58,300	283,745
Derivative liability	79,562	85,590
Short-term convertible notes payable, net of discount of $0 and $0, respectively	750,766	1,568,366
Accrued interest	7,311,752	4,756,266
Total current liabilities	9,380,762	6,776,786

Non-current liabilities:
Long-term convertible notes payable	–	8,000
Total non-current liabilities	–	8,000
Total liabilities	9,380,762	6,784,786

Commitments and contingencies (Note 10)

Stockholders' deficit
Preferred stock - Series A: $0.001 par value, 50,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Preferred stock - Series B: $0.001 par value, 10,000,000 authorized; 48,100 and 5,000 shares issued and outstanding, respectively	48	5
Preferred stock - Series C: $0.001 par value, 10,000,000 authorized; 10,000 and 10,000 shares issued and outstanding, respectively	10	10
Common stock: $0.001 par value 900,000,000 authorized; 111,665,039 and 25,140,735 shares issued and outstanding, respectively	111,665	25,140
Additional paid-in-capital	7,270,820	720,888)
Common stock to be issued	87,000	52,000
Accumulated deficit	(16,745,786)	(7,486,937)
Total stockholders' deficit	(9,226,243)	(6,638,894)
Total liabilities and stockholders' deficit	$154,519	$145,892

See notes to consolidated financial statements

THUNDER ENERGIES CORPORATION

Consolidated Statements of Operations

	Years Ended December 31,
	2023	2022

Net revenues	$–	$–

Cost of sales	–	–

Gross Profit	–	–

Operating expenses:
Advertising and marketing expenses	841,922	43,957
General and administrative	5,696,477	2,342,346
Total operating expenses	6,538,399	2,386,303
Loss from operations	(6,538,399)	(2,386,303)

Other (income) expense:
Change in derivative liability	(6,028)	2,186
Accretion of debt discount	–	241,876
Accretion of beneficial conversion feature	142,225	–
Interest expense	2,556,418	3,737,108
Other expense	27,835	–
Gain on disposal of discontinued operations	–	(901,000)
Total other expense	2,720,450	3,080,170

Loss before income taxes	(9,258,849)	(5,466,473)
Income taxes	–	–

Net loss	$(9,258,849)	$(5,466,473)

Net loss per share, basic and diluted	$(0.13)	$(0.08)

Weighted average number of shares outstanding
Basic and diluted	73,269,271	71,354,434

See notes to consolidated financial statements

THUNDER ENERGIES CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

	Preferred Stock A*		Preferred Stock B*		Preferred Stock C*
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2022	50,000,000	$50,000	5,000	$5	10,000	$10
Common shares returned to treasury for cancellation	–	–	–	–	–	–
Issuance of fully vested common shares issued against employment services	–	–	–	–	–	–
Issuance of fully vested common shares issued for consulting services	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, December 31, 2022	50,000,000	$50,000	5,000	$5	10,000	$10

Balance, January 1, 2023	50,000,000	$50,000	5,000	$5	10,000	$10
Conversion of notes payable for unissued common stock	–	–	–	–	–	–
Common shares issued for services	–	–	–	–	–	–
Conversion of convertible notes payable to common stock	–	–	–	–	–	–
Conversion of Series B preferred stock for common stock	–	–	(54,000)	(54)	–	–
Conversion of common stock for Series B preferred stock	–	–	97,100	97	–	–
Issuance of previously unissued common stock
Conversion of other current liabilities to common stock	–	–	–	–	–	–
Beneficial conversion feature in conjunction with debt issuance	–	–	–	–	–	–
Issuance of common stock for acquisition of intellectual property	–	–	–	–	–	–
Capital contribution from shareholder	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, December 31, 2023	50,000,000	$50,000	48,100	$48	10,000	$10

(continued)

THUNDER ENERGIES CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

Continued

	Common Stock		Common Stock to be Issued		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance, January 1, 2022	80,140,735	$80,140	–	$–	$(693,112)	$(2,020,464)	$(2,583,421)
Common shares returned to treasury for cancellation*	(55,000,000)	(55,000)	–	–	55,000	–	–
Issuance of fully vested common shares issued against employment services*#	–	–	25,000,000	25,000	725,000	–	750,000
Issuance of fully vested common shares issued for consulting services#	–	–	27,000,000	27,000	634,000	–	661,000
Net loss	–	–	–	–	–	(5,466,473)	(5,466,473)
Balance, December 31, 2022	25,140,735	$25,140	52,000,000	$52,000	$720,888	$(7,486,937)	$(6,638,894)

Balance, January 1, 2023	25,140,735	$25,140	52,000,000	$52,000	$720,888	$(7,486,937)	$(6,638,894)
Conversion of notes payable for unissued common stock	–	–	5,606,791	507,475	–	–	507,475
Common shares issued for services	47,100,000	47,100	12,000,000	12,000	4,678,900	–	4,738,000
Conversion of convertible notes payable to common stock	12,231,359	12,232	–	–	5,256,568	–	5,268,800
Conversion of Series B preferred stock for common stock	54,000,000	54,000	–	–	(53,946)	–	–
Conversion of common stock for Series B preferred stock	(33,100,000)	(33,100)	(64,000,000)	(64,000)	97,003	–	–
Issuance of previously unissued common stock	4,725,358	4,725	(4,725,358)	(420,475)	415,750	–	–
Conversion of other current liabilities to common stock	725,000	725	–	–	1,449,275	–	1,450,000
Cancellation of common shares and investment in Fourth & One	(2,725,000)	(2,725)	–	–	(5,447,275)	–	(5,450,000)
Beneficial conversion feature in conjunction with debt issuance	–	–	–	–	142,225	–	142,225
Issuance of common stock for acquisition of intellectual property	3,567,587	3,568	–	–	(3,568)	–	–
Capital contribution from shareholder	–	–	–	–	15,000	–	15,000
Net loss	–	–	–	–	–	(9,258,849)	(9,258,849)
Balance, December 31, 2023	111,665,039	$111,665	881,433	$87,000	$7,270,820	$(16,745,786)	$(9,226,243)

*	Per Note 1, on acquisition of TNRG Preferred Stock, Mr. Shvo (the Company’s previous CEO) submitted 55,000,000 shares of restricted common stock to the Company’s treasury for cancellation. In addition, on February 28, 2022, Mr. Shuo sold 100% of the issued and outstanding shares of preferred stock of the Company to purchaser, as defined.

#	Relates to issue of unregistered securities as described in Note 17. These shares are reflected in the Company’s disclosures. These shares were not issued as of December 31, 2023 and 2022 and subsequently will be issued to the holders.

See notes to consolidated financial statements

THUNDER ENERGIES CORPORATION

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(9,258,849)	$(5,466,473)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accretion of debt discount	142,225	241,876
Change in fair value of derivative liability	(6,028)	2,186
Gain on disposal of discontinued operations	–	(901,000)
Stock-based compensation	4,738,000	1,411,000
Convertible notes issued for services	–	1,500
Changes in operating assets and liabilities:
Notes receivable - related party	18,797	(26,200)
Deferred offering costs	9,000	(9,000)
Prepaid expenses	(84,709)	(61,811)
Accounts payable	1,097,563	11,848
Accrued interest	2,555,486	3,737,110
Accrued expenses	(225,445)	283,745
Net cash used in operating activities	(1,013,960)	(775,219)

Cash flows from financing activities:
Proceeds from convertible notes payable	950,675	824,100
Capital contribution from shareholder	15,000	–
Net cash provided by (used in) financing activities	965,675	824,100

Net increase (decrease) in cash	(48,285)	48,881

Cash at beginning of period	48,881	–
Cash at end of period	$596	$48,881

Non-cash investing and financing activities:
Issuance of common stock for acquisition of intellectual property	$3,568	$–
Beneficial conversion feature in conjunction with debt issuance	$142,225	–
Issuance of previously unissued common stock	$415,750	$–
Conversion of notes payable for unissued common stock	$507,475	$–
Conversion of convertible notes payable to common stock	$5,268,800	$–
Conversion of Series B preferred stock for common stock	$54,000	$–
Common stock issued against investment in Fourth & One	$4,000,000	$–
Common stock in conjunction with investment	$1,450,000	$–
Cancellation of common stock and investment in Fourth & One	$5,450,000	$–
Conversion of common stock for Series B preferred stock	$97,100	$–
Common shares returned to treasury for cancellation	$–	$55,000

See notes to consolidated financial statements

THUNDER ENERGIES CORPORATION

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

NOTE 1 – NATURE OF BUSINESS

Corporate History and Background

Thunder Energies Corporation (“we”, “us”, “our”, “TEC” or the “Company”) was incorporated in the State of Florida on April 21, 2011.

On July 29, 2013, the Company filed with the Florida Secretary of State, Articles of Amendment to its Articles of Incorporation (the “Amendment”) which changed the name of the Company from CCJ Acquisition Corp. to Thunder Fusion Corporation. The Amendment also changed the principal office address of the Company to 150 Rainville Road, Tarpon Springs, Florida 34689. On May 1, 2014, the Company filed with the Florida Secretary of State, Articles of Amendment to its Articles of Incorporation (the “Amendment”) which changed the name of the Company from Thunder Fusion Corporation to Thunder Energies Corporation. The Company’s principal office address to PMB 388, 8570 Stirling Rd., Suite 102, Hollywood, FL, 33024. The company’s current principal address is 1100 Peachtree Street NE, Suite 200, Atlanta, Georgia 30309.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $16,745,786 and $7,486,937 at December 31, 2023 and 2022, respectively, had a working capital deficit of $9,226,243 and $6,630,894 at December 31, 2023 and 2022, respectively, had net losses of $9,258,849 and $5,466,473 for the years ended December 31, 2023 and 2022, respectively, with limited revenue earned since inception, no current revenue generating operations, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising and marketing expenses are recorded when they are incurred. Advertising and marketing expense was $841,922 and $43,957 for the years ended December 31, 2023 and 2022, respectively.

Impairment of Long-lived Assets

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the discounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. The Company recorded no impairments as of December 31, 2023 and 2022.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2023 and 2022, the fair value of cash, notes receivable, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The following table summarize the Company’s fair value measurements by level at December 31, 2023 for the assets measured at fair value on a recurring basis:

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	December 31, 2023	December 31, 2022
Convertible notes payable	12,600,000	21,475,721
Series A convertible preferred stock	500,000,000	500,000,000
Series B convertible preferred stock	48,100,000	5,000,000
Total potentially dilutive shares	560,700,000	526,475,721

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of December 31, 2023 and 2022.

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

NOTE 4 – INVESTMENT IN WC MINE HOLDINGS (“WCMH”)

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WCMH giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime Coins (“Coins”), valued at $1,450,000 (combined “Related Liabilities”). On May 30, 2023, the Fourth & One agreement contingencies were removed and the Company recorded an investment and Related Liabilities totaling $5,450,000 ($4,000,000 as a convertible promissory note and $1,450,000 presented as other current liabilities in the balance sheet). Fourth & One converted the promissory note of $4,000,000 into 2,000,000 shares of the Company’s common stock. Should the Coins not go “live” by August 30, 2023, the Company will exchange the Coins requirement with 725,000 shares of the Company’s common stock, valued at $1,450,000 (“Exchange”), but Fourth & One must first exercise their right to return the Coins to the Company. On November 17, 2023, Fourth & One exercised their right and returned the 2,000 Coins to finalize the Exchange and on December 1, 2023 the Company issued Fourth & One 725,000 common shares. In addition, the Amendment allows for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share should the Company fail to meet the Regulation A Tier II offering of $3.00 per share by December 31, 2023. As of the date of this filing, the Securities and Exchange Commission (“SEC”) has not authorized the Company’s Regulation A Tier II offering and therefore, the Amendment for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share remains a contingency (see Note 5). On December 31, 2023, the Agreement was mutually cancelled as the Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. Fourth & One returned the 2,725,000 common shares and were cancelled by the Company resulting in the write-off of the Company’s investment in Fourth & One of $5,450,000.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible Note Payable

Short Term

$85,766 Note

On April 22, 2019; The Company executed a convertible promissory note with GHS Investments, LLC (“GHS Note”). The GHS Note carries a principal balance of $57,000 together with an interest rate of eight (8%) per annum and a maturity date of February 21, 2020. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share) in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this GHS Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. As of December 31, 2023, the principal balance outstanding was $57,000.

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

On March 24, 2020, the note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of December 31, 2023.

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $79,562 and $85,590 as at December 31, 2023 and 2022, respectively, and recorded a change in derivative liability of $(6,028) and $2,186 during the years ended December 31, 2023 and 2022, respectively.

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

On April 17, 2023, the Company informed SP11 and ELSR Corporation of an illegal convertible promissory note (the “Notes”) in the name of Thunder Energies Corporation. The Notes, along with 3,500,000 common shares issued on October 4, 2021 (see Note 5), are being cancelled by Thunder Energies Corporation as there is no record of consideration paid to the Company, the agreement for the Notes was not an arms-length transaction with the lender and borrower, and it violates Chapter 687 of the 2022 Florida Statutes – Commercial Relations, Interest and Usury; Lending Practices, prior to April 17, 2023, the Company recorded default interest of $14,931 and $7,602 in the years ended December 31, 2023 and 2022, respectively. Subsequent to April 17, 2023, the Company will no longer accrue interest or penalties on these Notes. The Company will continue to recognize the Notes and accrued interest recorded in the Consolidated Balance Sheets with a total balance due of $6,810,915 ($120,766 of Notes and $6,690,149 of accrued interest) as of April 17, 2023.

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

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature (“BCF”) and determined that the instrument does have a BCF. A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible, and is recorded as additional paid in capital and as a debt discount in the Balance Sheet. As such, the proceeds of the notes were allocated, based on fair values, as $220,000 to the debt discount. The debt discount is accreted over the term of the convertible notes to interest expense in the accompanying consolidated Statements of Operations. The principal balance due at December 31, 2023 is $220,000 and is presented as a short-term liability in the balance sheet.

As a result of the failure to timely file our Form 10-Q for the three-month periods ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. The Company recorded default interest of $72,963 and $43,419 for the years ended December 31, 2023 and 2022, respectively.

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

On December 6, 2021, the holder of the note converted $190,000 of the Note into 3,800,000 shares of the Company’s common stock. The principal balance of $410,000 was due October 16, 2022 and is presented as a short-term liability in the balance sheet.

As a result of the failure to timely file our Form 10-Q for the three-month periods ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. The Company recorded default interest of $134,083 and $79,720 during the years ended December 31, 2023 and 2022, respectively.

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

On December 21, 2023, the Company was notified that Zuchaer was awarded a judgement in the amount of approximately $527,498 plus costs and attorney fees for a judgement totaling $533,268. In addition, Mr. Zuchaer is entitled to interest at the rate of approximately $117 per day from August 10, 2023 through September 15, 2023, all of which shall bear interest thereafter at the rate of 5.52% per year. The Company has recorded this liability under short-term convertible notes payable and accrued interest in the Balance Sheet.

A court hearing has been scheduled for June 20, 2024 in which the Company must appear to explain why the Company has failed to comply with the judgement.

No assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through December 1, 2024 for aggregate gross proceeds of $1,776,275 (including $1,500 against which services were received) through December 31, 2023. Notes totaling $325,000 issued in fiscal 2023 and December 2022 allows for the repurchase of up to a total of 421,428 converted common shares at $2.50 per share and notes totaling $300,000 issued in fiscal year 2023 allows for the repurchase of up to a total of 300,000 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.05 per share for notes amounting to $102,000, $0.07 per share for notes amounting to $905,575, $0.70 per share for notes amounting to $309,200, and $1.00 per share for notes amounting to $462,500 into the Company’s common stock if before any public offering. The April 2022 Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

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

During the fiscal year 2023, noteholders elected to convert the aggregate principal amount of the Notes totaling $1,776,275, into 15,838,150 common shares ($1,689,275 has been converted into 14,956,717 common shares and $87,000 has been converted into 881,433 common shares to be issued). As of December 31, 2023, there is no amount outstanding under the April 2022 convertible notes.

$4,000,000 Promissory Note

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WCMH giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime Coins (“Coins”), valued at $1,450,000 (combined “Related Liabilities”). On May 30, 2023, the Fourth & One agreement contingencies were removed and the Company recorded an investment and Related Liabilities totaling $5,450,000 ($4,000,000 as a convertible promissory note and $1,450,000 presented as other current liabilities in the balance sheet). Fourth & One converted the promissory note of $4,000,000 into 2,000,000 shares of the Company’s common stock. Should the Coins not go “live” by August 30, 2023, the Company will exchange the Coins requirement with 725,000 shares of the Company’s common stock, valued at $1,450,000 (“Exchange”), but Fourth & One must first exercise their right to return the Coins to the Company. On November 17, 2023, Fourth & One exercised their right and returned the 2,000 Coins to finalize the Exchange and on December 1, 2023 the Company issued Fourth & One 725,000 common shares. In addition, the Amendment allows for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share should the Company fail to meet the Regulation A Tier II offering of $3.00 per share by December 31, 2023. As of the date of this filing, the Securities and Exchange Commission (“SEC”) has not authorized the Company’s Regulation A Tier II offering and therefore, the Amendment for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share remains a contingency. On December 31, 2023, the Agreement was mutually cancelled as the Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. Fourth & One returned the 2,725,000 common shares and were cancelled by the Company resulting in the write-off of the Company’s investment in Fourth & One of $5,450,000.

$40,000,000 Convertible Note

On May 13, 2022, the Company issued a convertible promissory note in the principal amount totaling $40,000,000 in exchange for 50,000 Coins, valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. As amended effective May 7, 2023, the Convertible Promissory Note shall not be enforceable until such time as the Holder’s consideration, RoRa Coin is “live” on an exchange, or swap engine, and available through a mutually agreed upon cryptocurrency wallet such as NyX, MetaMask, Exodus, Ledger, or similar. The expected date for being live is in December 2023. The parties agree to establish a time is of the essence date of December 31, 2023 for Holder to meet the “live” requirement. Should Holder not meet the “live” requirement by December 31, 2023, then Borrower shall return all RoRa Coins and Holder shall release all claims on any shares or Convertible Promissory Note, Conversion rights shall not vest until such time as the holder’s consideration, Coins are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above. The Company is currently in discussions with the Holder to extend the “live” requirement. With regard to the amended agreement that featured a December 31, 2023 manifestation deadline, both parties have mutually agreed to await the approval of the RORAP coins presence on the Monetaforge Marketplace by the first week of April 2024, which will facilitate the beginning of RORAP's presence on multiple digital coin exchange platforms over the next 90 days”.

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

On October 4, 2020, SP11 converted $35,000 of its Promissory Debentures at $0.01 per share into 3,500,000 shares of the Company’s common stock. On November 22, 2021, the loan of $48,000 and accrued and unpaid interest of $573,798 totaling $621,798 was forgiven by EMRY. On April 17, 2023, the Company informed SP11 and ELSR Corporation of an illegal convertible promissory note (the “Notes”) in the name of Thunder Energies Corporation. The Notes are being cancelled by Thunder Energies Corporation as there is no record of consideration paid to the Company, the agreement for the Notes was not an arms length transaction with the lender and borrower, and it violates Chapter 687 of the 2022 Florida Statutes – Commercial Relations, Interest and Usury; Lending Practices. The Company will no longer accrue interest or penalties on these Notes. The Company will continue to recognize the Notes and accrued interest recorded in the Consolidated Balance Sheets with a total balance due of $6,810,915 ($120,766 of Notes and $6,690,149 of accrued interest) as of April 17, 2023.

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

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock-based compensation during the year ended December 31, 2023), and a bonus of $1,200,000 (included in consulting expense during the year ended December 31, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023. On December 31, 2023, the Kinsley Mountain Agreement was mutually cancelled as the Kinsley Mountain Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. The previously recognized bonus of $1,200,000 was reversed to consulting expense in General and administrative expenses in the Company’s Consolidated Statements of Operations as of December 31, 2023.

	•	a total of 28,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in June 2024. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to activate the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

	•	a total of 5,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2024. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

During the years ended December 31, 2023 and 2022, the Company paid Top Flight $368,700 ($153,000 for monthly consulting services and $215,700 for goals-based bonus) and $324,600 ($171,600 for monthly consulting services and $153,000 for goals-based bonus), respectively, with a balance due of $205,300 and $247,000 as of December 31, 2023 and 2022, respectively. In January 2024, the Company paid Top Flight $525,000 ($205,300 balance due on consulting services due as of December 31, 2023 and $319,700 paid in advance for 2024 consulting services).

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

In May 2023, Fourth & One converted the promissory note of $4,000,000 into 2,000,000 shares of the Company’s common stock (see Note 5). On November 17, 2023, Fourth & One exercised their right and returned 2,000 Coins to finalize the Exchange and on December 1, 2023 the Company issued Fourth & One 725,000 common shares. On December 31, 2023, the Agreement was mutually cancelled as the Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. Fourth & One returned the 2,725,000 common shares and were cancelled by the Company resulting in the write-off of the Company’s investment in Fourth & One of $5,450,000.

During the year ended December 31, 2023, Top Flight elected to convert 15,400 preferred B stock into 15,400,000 common shares. Each Series B Convertible Preferred share converts into one thousand (1,000) shares of the Company’s common stock.

In October 2023, the Company issued a total of 14,000,000 restricted common shares to three third parties, valued at $951,500 (based on the estimated fair value of the stock on the date of grant) to provide consulting services to the Company.

On October 9, 2023, Mr. Haynes gifted 140,000 common shares to a convertible noteholder of the Company.

Common Stock To Be Issued

As of December 31, 2023, the Company has converted 2022 April Convertible Notes worth of $87,000 into 881,433 common shares to be issued.

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

During fiscal 2023, holders of 54,000 shares of Series B Convertible Preferred Stock (46,900 shares from related parties, including 15,400 shares from Top Flight, and 7,100 shares from third parties) elected to exchange these shares for an aggregate of 54,000,000 shares of common stock. Each Series B Convertible Preferred Share converts into one thousand (1,000) shares of the Company’s common stock.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 6 and 10, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

On April 2, 2022, the Company entered into a demand note (“Demand Note”) with Bear Village, Inc., a related party, for $36,200. The Demand Note bears no interest, is due on demand, and is unsecured. The Company advanced Bear Village $1,635 and $36,200 and received $0 and $10,000 of repayments from Bear Village during the years ended December 31, 2023 and 2022. At December 31, 2023, the Company considered that the balance due from Bear Village of $27,835 was uncollectible.

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

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock-based compensation during the year ended December 31, 2023), and a bonus of $1,200,000 (included in consulting expense during the year ended December 31, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023. On December 31, 2023, the Kinsley Mountain Agreement was mutually cancelled as the Kinsley Mountain Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. The previously recognized bonus of $1,200,000 was reversed to consulting expense in General and administrative expenses in the Company’s Consolidated Statements of Operations as of December 31, 2023.

	•	a total of 28,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in June 2024. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to activate the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

	•	a total of 5,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2024. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the year ended December 31, 2023.

During the years ended December 31, 2023 and 2022, the Company paid Top Flight $368,700 ($153,000 for monthly consulting services and $215,700 for goals-based bonus) and $324,600 ($171,600 for monthly consulting services and $153,000 for goals-based bonus), respectively, with a balance due of $205,300 and $247,000 as of December 31, 2023 and 2022, respectively. In January 2024, the Company paid Top Flight $525,000 ($205,300 balance due on consulting services due as of December 31, 2023 and $319,700 paid in advance for 2024 consulting services).

In April 2023, the Company advanced an officer $3,000 with no amounts repaid. The Company is in process to have this amount repaid.

Bear Village

In July 2023, the Company acquired all of the intellectual property of Bear Village, Inc. (“Bear Village”) in exchange for 3,567,587 shares of the Company’s common stock. The common stock shall be distributed by Bear Village to their convertible note holders, who are owed a total of $249,750, in proportion to each note holder’s amount due to ensure they are repaid/satisfied, if the note holders were to convert their convertible note into common shares. As Bear Village shares common ownership with Thunder Energies, the Company treated this transaction in accordance with ASC 805-50-30-5 and has recognized the purchased intellectual property at the carrying value recognized by Bear Village of $0, resulting in the Company recognizing $3,568 as a reduction of additional paid-in capital.

NOTE 8 – INCOME TAXES

At December 31, 2023, net operating loss carry forwards for Federal and state income tax purposes totaling approximately $9,707,000 available to reduce future income which, if not utilized, will begin to expire in the year 2041. There is no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

A reconciliation of the statutory income tax rates and the effective tax rate is as follows:

	For the Years Ended December 31,

	2023	2022

Statutory U.S. federal rate	21.0%	21.0%
State income tax, net of federal benefit	3.5%	3.5%
Permanent differences	-%	(3.4)%
Valuation allowance	(24.5)%	(21.1)%

Provision for income taxes	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	December 31,
	2023	2022

Deferred tax assets:
Net operating loss carry forwards	$2,599,467	$1,305,033
Stock-based compensation	1,507,847	346,003
Valuation allowance	(4,107,314)	(1,651,036)

Deferred tax asset, net	$–	$–

Major tax jurisdictions are the United States and Florida. All of the tax years will remain open three and four years for examination by the Federal and state tax authorities, respectively, from the date of utilization of the net operating loss. There are no tax audits pending.

NOTE 9 – EARNINGS PER SHARE

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Years Ended December 31,
	2023	2022
Convertible notes payable	12,600,000	21,475,721
Series A convertible preferred stock	500,000,000	500,000,000
Series B convertible preferred stock	48,100,000	5,000,000
Total potentially dilutive shares	560,700,000	526,475,721

The following table sets forth the computation of basic and diluted net income per share:

	Years Ended December 31,
	2023	2022
Net loss attributable to the common stockholders	$(9,258,849)	$(5,466,473)

Basic weighted average outstanding shares of common stock	73,269,271	71,354,434
Dilutive effect of options and warrants	–	–
Diluted weighted average common stock and common stock equivalents	73,269,271	71,354,434

Loss per share:
Basic and diluted	$(0.13)	$(0.08)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

On December 21, 2023, the Company was notified that Zuchaer was awarded a judgement in the amount of approximately $527,498 plus costs and attorney fees for a judgement totaling $533,268. In addition, Mr. Zuchaer is entitled to interest at the rate of approximately $117 per day from August 10, 2023 through September 15, 2023, all of which shall bear interest thereafter at the rate of 5.52% per year. The Company has recorded this liability under short-term convertible notes payable and accrued interest in the Balance Sheet.

A court hearing has been scheduled for June 20, 2024 in which the Company must appear to explain why the Company has failed to comply with the judgement.

No assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

Adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements except that Thunder has recorded a reserve of $769,137 (principal and accrued interest) as of December 31, 2023. However, no assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

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

Consulting Agreements

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock-based compensation during the year ended December 31, 2023), and a bonus of $1,200,000 (included in consulting expense during the year ended December 31, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023. On December 31, 2023, the Kinsley Mountain Agreement was mutually cancelled as the Kinsley Mountain Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. The previously recognized bonus of $1,200,000 was reversed to consulting expense in General and administrative expenses in the Company’s Consolidated Statements of Operations as of December 31, 2023.

	•	a total of 28,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in June 2024. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to activate the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

	•	a total of 5,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2024. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the year ended December 31, 2023.

During the years ended December 31, 2023 and 2022, the Company paid Top Flight $368,700 ($153,000 for monthly consulting services and $215,700 for goals-based bonus) and $324,600 ($171,600 for monthly consulting services and $153,000 for goals-based bonus), respectively, with a balance due of $205,300 and $247,000 as of December 31, 2023 and 2022, respectively. In January 2024, the Company paid Top Flight $525,000 ($205,300 balance due on consulting services due as of December 31, 2023 and $319,700 paid in advance for 2024 consulting services).

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

Investment in WC Mine Holdings

On September 8, 2022, the Company entered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One, LLC (“Fourth & One”) with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WC Mine Holdings, LLC (“WCMH”) giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000 for the Kinsley Mountain mineral, resources, and water rights. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime digital coins (“Coins”), valued at $1,450,000. The promissory note provides for no interest and matured on October 31, 2022 (“Maturity Date”). In addition, the promissory note provides that the Company may convert all amounts at any time prior to the Maturity Date and after gaining approval by the Securities and Exchange Commission (“SEC”) of the Company’s Regulation A II Offering and Fourth & One may convert all amounts into common stock prior to the Maturity Date at a conversion price of $2.00 per share. The Agreement also provides that should Fourth & One not be able to convert the Coins on or before October 31, 2022 at a conversion ratio of $800 per Coin, the Company will purchase all of the Coins for a total of $1,600,000 (2,000 Coins at $800 per Coin) on October 31, 2022.

On November 1, 2022, the Company and Fourth & One mutually agreed to terminate the Agreement and the Company was released from any obligations.

On January 5, 2023, the Company reentered into a Membership Interest Purchase Agreement (“Agreement”) with Fourth & One with respect to the sale and transfer of 51.5% of Fourth & One’s interest in WCMH giving the Company a 30.9% ownership in WCMH for consideration totaling $5,450,000. In exchange, the Company issued Fourth & One a promissory note of $4,000,000 and 2,000 RoRa Prime Coins (“Coins”), valued at $1,450,000 (combined “Related Liabilities”). On May 30, 2023, the Fourth & One agreement contingencies were removed and the Company recorded an investment and Related Liabilities totaling $5,450,000 ($4,000,000 as a convertible promissory note and $1,450,000 presented as other current liabilities in the balance sheet). Fourth & One converted the promissory note of $4,000,000 into 2,000,000 shares of the Company’s common stock. Should the Coins not go “live” by August 30, 2023, the Company will exchange the Coins requirement with 725,000 shares of the Company’s common stock, valued at $1,450,000 (“Exchange”), but Fourth & One must first exercise their right to return the Coins to the Company. On November 17, 2023, Fourth & One exercised their right and returned the 2,000 Coins to finalize the Exchange and on December 1, 2023 the Company issued Fourth & One 725,000 common shares. In addition, the Amendment allows for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share should the Company fail to meet the Regulation A Tier II offering of $3.00 per share by December 31, 2023. As of the date of this filing, the Securities and Exchange Commission (“SEC”) has not authorized the Company’s Regulation A Tier II offering and therefore, the Amendment for the repurchase of up to a total of 2,725,000 common shares at $3.00 per share remains a contingency (see Note 5). On December 31, 2023, the Agreement was mutually cancelled as the Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. Fourth & One returned the 2,725,000 common shares and were cancelled by the Company resulting in the write-off of the Company’s investment in Fourth & One of $5,450,000.

Sponsorship Agreement

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner. During the years ended December 31, 2023 and 2022, the Company made payments of $50,000 and $0, respectively, to the Aces with a balance due of $825,000 and $36,745 as of December 31, 2023 and 2022, respectively. In January 2024, the Company made a payment of $75,000 to the Aces.

Collateralized Bond Obligation Program

Financing Engagement Agreement

On April 4, 2023, the Company entered into an engagement letter with SP Securities LLC in which SP Securities will serve as a corporate advisor for the Company’s market value collateralized bond obligation program. The consulting fee shall be a cash fee in the amount of (i) $15,000 due and payable at the signing of this Agreement and $10,000 due and payable on April 17, 2023 and (ii) $15,000 due and payable on the 1st day of each succeeding calendar month, commencing on May 1, 2023. The Company has paid a retainer fee of $40,000 during the year ended December 31, 2023 with a prepaid balance of $40,000 and $0 as of December 31, 2023 and 2022, respectively.

On August 25, 2022, the Company entered into a Legal Services Agreement with The George Law Group in connection with an issuance of multi-tranched securitization (“Financing”) which shall utilize a pledge of the Company’s stock and other properties currently owned or under the Company’s control. The legal fee shall be one-half of one percent (0.5%) of the par amount of any Financing. The Company has paid retainers of $36,020 and $42,000 during the years ended December 31, 2023 and 2022, respectively, with a prepaid balance of $78,020 and $42,000 as of December 31, 2023 and 2022, respectively.

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

Land Purchase and Sale Agreement

On October 18, 2023 (“Binding Agreement Date”), the Company entered into a Land Purchase and Sale Agreement (“Land Purchase”) to acquire 65.9 acres located at 0 Highway 59, Commerce, Georgia 30530 further described in the deed book as TR1 PB E-140 & TR 2 PB 36-95 for a purchase price of $4,942,500. The property is being sold subject to an earnest money payment of $75,000 on or before November 23, 2023, as amended, and a due diligence period of 90 days from the Binding Agreement Date. The scheduled closing date of the Land Purchase is May 1, 2024, as amended. On January 31, 2024, the Company paid the earnest money of $75,000.

NOTE 11 – SUBSEQUENT EVENTS

Amended Employment Agreement

On January 15, 2024, Mr. Haynes Employment Agreement was amended for the following:

•	employee reimbursements (car and cell phone) totaling $1,500 per month.
•	Base salary increased to $13,500 per month on a bi-monthly basis starting January 15, 2024. The Company also approved a one-time $50,000 advance against future monthly compensation to be repaid $4,167 per payment through December 15, 2024.
•	5,000,000 shares of TNRG common stock in the Company upon the effectiveness of the Company’s S-1.

2024 Note

In January 2024, the Company issued a convertible promissory note (“2024 Note”) in the principal amount of $1,000,000. The 2024 Note bears no interest and is due and payable on July 31, 2024. The holder of the 2024 Note has the right, at the holder's option, to convert the principal amount of this note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $0.30 per share, or 3,333,333 shares. The 2024 Note allows for the repurchase of up to a total of 3,333,333 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The 2024 Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holder of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note. Should the Company be insolvent, the holder has the right to be made whole of their investment plus 20%. In addition, the Company executed a Technology Services Agreement with the noteholder giving the noteholder a preference/option for all technology service projects of the Company in real estate development.

Top Flight

In January 2024, the Company paid Top Flight $525,000 ($205,300 balance due on consulting services due as of December 31, 2023 and $319,700 paid in advance for 2024 consulting services).

Bear Village

In January 2024, the Company executed an agreement with a third party Engineering and Construction Services company for Engineering and Environmental Services (“Services”) for the Bear Village and development project totaling $436,060 (including a retainer of $109,015). The Company made a payment of $80,000 toward the retainer in January 2024. The Services include Environmental Site Assessment; Boundary, Topographic, and Tree Location Survey; Geotechnical assistance; Design Engineering Services; Permitting; and, Landscape Architecture.

In February 2024, the Company executed an agreement with a third party consulting firm to prepare a feasibility study and EB-5 portal representation for foreign investment for the Bear Village and development project in Georgia totaling $18,000. Congress created the EB-5 Program in 1990 to stimulate the U.S. economy through job creation and capital investment by foreign investors.

Consulting Agreement

On January 9, 2024, the Company issued 1,000,000 restricted common shares to a third party, valued at $26,300 (based on the estimated fair value of the stock on the date of grant) to provide consulting services to the Company.

Stock Repurchase Agreement

On January 23, 2024, a previous noteholder requested the return of his investment capital of $1,000 in exchange for the return of 14,286 shares of the Company’s common stock that the shareholder received through the conversion of his convertible note. The Company paid the $1,000 on February 5, 2024.

