Form 10-Q
period 2024-03-31
Thunder Energies Corp
filed 2024-05-14
CIK 1524872

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the issuer’s Common Stock, $0.001 par value, as of May 14, 2024 was 116,865,516 shares.

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

NONE

2

THUNDER ENERGIES CORPORATION

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$4,837	$596
Notes receivable - related party	4,403	7,403
Prepaid expenses and other assets	595,470	146,520
Total current assets	604,710	154,519

Total assets	$604,710	$154,519

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,151,336	$1,180,382
Accrued expenses	1,600,000	58,300
Derivative liability	79,562	79,562
Short-term convertible notes payable, net of discount of $0 and $0, respectively	750,766	750,766
Accrued interest	7,394,699	7,311,753
Total current liabilities	10,976,363	9,380,762
Total liabilities	10,976,363	9,380,762

Commitments and contingencies (Note 9)

Stockholders' deficit
Preferred stock - Series A: $0.001 par value, 50,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Preferred stock - Series B: $0.001 par value, 10,000,000 authorized; 48,100 and 48,100 shares issued and outstanding, respectively	48	48
Preferred stock - Series C: $0.001 par value, 10,000,000 authorized; 10,000 and 10,000 shares issued and outstanding, respectively	10	10
Common stock: $0.001 par value 900,000,000 authorized; 116,865,516 and 111,665,039 shares issued and outstanding, respectively	116,866	111,665
Additional paid-in-capital	8,389,919	7,270,820
Common stock to be issued	–	87,000
Accumulated deficit	(18,928,496)	(16,745,786)
Total stockholders' deficit	(10,371,653)	(9,226,243)
Total liabilities and stockholders' deficit	$604,710	$154,519

See notes to unaudited condensed consolidated financial statements

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2024	2023

Net revenues	$–	$–

Cost of sales	–	–

Gross Profit	–	–

Operating expenses:
Advertising and marketing expenses	233,182	209,014
Stock based compensation	26,300	–
General and administrative	1,838,920	322,676
Total operating expenses	2,098,402	531,690
Loss from operations	(2,098,402)	(531,690)

Other (income) expense:
Change in derivative liability	–	8,379
Accretion of debt discount	–	–
Interest expense	84,308	2,326,245
Gain on disposal of discontinued operations	–	–
Total other (income)	84,308	2,334,624)

Loss before income taxes	(2,182,710)	(2,866,314)
Income taxes	–	–

Net loss	$(2,182,710)	$(2,866,314)

Net loss per share, basic and diluted	$(0.02)	$(0.06)

Weighted average number of shares outstanding
Basic and diluted	114,315,793	47,940,735

See notes to unaudited condensed consolidated financial statements

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the periods ended March 31, 2024 and 2023

	Preferred Stock A*		Preferred Stock B*		Preferred Stock C*
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, January 1, 2023	50,000,000	$50,000	5,000	$5	10,000	$10
Common shares issued for services	–	–	–	–	–	–
Conversion of common stock for Series B preferred stock#	–	–	64,000	64	–	–
Net loss	–	–	–	–	–	–
Balance, March 31, 2023	50,000,000	$50,000	69,000	$69	10,000	$10

Balance, January 1, 2024	50,000,000	$50,000	48,100	$48	10,000	$10
Common shares issued for services	–	–	–	–	–	–
Capital contribution	–	–	–	–	–	–
Repurchase of common shares	–	–	–	–	–	–
Conversion of convertible notes payable to common stock	–	–	–	–	–	–
Issuance of previously unissued common stock	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, March 31, 2024	50,000,000	$50,000	48,100	$48	10,000	$10

(continued)

			Common Stock		Additional		Total
	Common Stock		to be Issued		Paid	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance, January 1, 2022	25,140,735	$25,140	52,000,000	$52,000	$720,888	$(7,486,937)	$(6,638,894)
Common shares issued for services	–	–	12,000,000	12,000	1,128,000	–	1,140,000
Conversion of common stock for Series B preferred stock#	–	–	(64,000,000)	(64,000)	63,936	–	–
Net loss	–	–	–	–	–	(2,866,314)	(2,866,314)
Balance, March 31, 2022	25,140,735	$25,140	–	$–	$1,912,824	$(10,353,251)	$(8,365,208)

Balance, January 1, 2023	111,665,039	$111,665	881,433	$87,000	$7,270,820	$(16,745,786)	$(9,226,243)
Common shares issued for services	1,000,000	1,000	–	–	25,300	–	26,300
Capital contribution	–	–	–	–	12,000	–	12,000
Repurchase of common shares	(14,286)	(14)	–	–	(986)	–	(1,000)
Conversion of convertible notes payable to common stock	3,333,333	3,333	–	–	996,667	–	1,000,000
Issuance of previously unissued common stock	881,430	881	(881,433)	(87,000)	86,119	–	–
Net loss	–	–	–	–	–	(2,182,710)	(2,182,710)
Balance, March 31, 2023	116,865,516	$116,866	–	$–	$8,389,919	$(18,928,496)	$(10,371,653)

#	Relates to issue of unregistered securities as described in Note 6. In addition, in January 2023, the Company issued 12,000,000 common shares. All shares are reflected in the Company’s disclosures. These shares were subsequently converted to Series B preferred shares in February 2023.

See notes to unaudited condensed consolidated financial statements

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(2,182,710)	$(2,866,314)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in fair value of derivative liability	–	8,379
Stock based compensation	26,300	–
Changes in operating assets and liabilities:
Notes receivable - related party	3,000	(1,635)
Deferred offering costs	–	(16,750)
Prepaid expenses	(448,950)	(1,189)
Accounts payable	(29,046)	(2,800)
Accrued interest	82,947	2,326,245
Accrued expenses	1,541,700	68,693
Net cash (used in) provided by operating activities	(1,006,759)	(485,371)

Cash flows from financing activities:
Proceeds from convertible notes payable	1,000,000	468,700
Capital contribution from shareholder	12,000	–
Repurchase of common shares	(1,000)	–
Net cash provided by financing activities	1,011,000	468,700

Net (decrease) increase in cash	4,241	(16,671)

Cash at beginning of period	596	48,881
Cash at end of period	$4,837	$32,210

Non-cash investing and financing activities:
Issuance of previously unissued common stock	$87,000	$–
Conversion of convertible notes payable to common stock	$1,000,000	$–
Issuance of common stock for finder's fees in conjunction with investment	$–	$1,140,000
Accrued expenses for finder's fees in conjunction with investment	$–	$1,200,000
Conversion of common stock for Series B preferred stock	$–	$64,000

See notes to unaudited condensed consolidated financial statements

THUNDER ENERGIES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023 included in the Form 10-K filed with the SEC on April 15, 2024. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $18,928,496 and $16,745,786 at March 31, 2024 and December 31, 2023, respectively, had a working capital deficit of $10,371,653 and $9,226,243 at March 31, 2024 and December 31, 2023, respectively, and had a net loss of $2,182,710 and $2,866,314 for the three months ended March 31, 2024 and 2023, respectively, with limited revenue earned since inception, no current revenue generating operations, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising and marketing expenses are recorded when they are incurred. Advertising and marketing expense was $233,182 and $209,014 for the three months ended March 31, 2024 and 2023, respectively.

Impairment of Long-lived Assets

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the discounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. The Company recorded no impairments as of March 31, 2024 and December 31, 2023.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2024 and December 31, 2023, the fair value of cash, notes receivable, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The following table summarize the Company’s fair value measurements by level at March 31, 2024 for the assets measured at fair value on a recurring basis:

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	March 31, 2024	December 31, 2023
Convertible notes payable	12,600,000	12,600,000
Series A convertible preferred stock	500,000,000	500,000,000
Series B convertible preferred stock	48,100,000	48,100,000
Total potentially dilutive shares	560,700,000	560,700,000

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known loss commitments or contingencies as of March 31, 2024 and December 31, 2023.

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

On March 24, 2020, the then current note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of March 31, 2024.

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $79,562 and $79,562 as of March 31, 2024 and December 31, 2023, and recorded a change in derivative liability of $0 and $8,379 during the three months ended March 31, 2024 and 2023, respectively.

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

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature (“BCF”) and determined that the instrument does have a BCF. A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible, and is recorded as additional paid in capital and as a debt discount in the Balance Sheet. As such, the proceeds of the notes were allocated, based on fair values, as $220,000 to the debt discount. The debt discount is accreted over the term of the convertible notes to interest expense in the accompanying consolidated Statements of Operations. The principal balance due at March 31, 2024 is $220,000 and is presented as a short-term liability in the balance sheet.

As a result of the failure to timely file our Form 10-Q for the three-month periods ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default The Company recorded default interest of $21,141 and $16,611 during the three months ended March 31, 2024 and 2023, respectively.

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

As a result of the failure to timely file our Form 10-Q for the three-month periods ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. The Company recorded default interest of $38,866 and $30,517 during the three months ended March 31, 2024 and 2023, respectively.

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

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through December 1, 2024 for aggregate gross proceeds of $1,776,275 (including $1,500 against which services were received) through April 30, 2024. Notes totaling $325,000 issued in fiscal 2023 and December 2022 allows for the repurchase of up to a total of 421,428 converted common shares at $2.50 per share and notes totaling $300,000 issued in fiscal year 2023 allows for the repurchase of up to a total of 300,000 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.05 per share for notes amounting to $102,000, $0.07 per share for notes amounting to $905,575, $0.70 per share for notes amounting to $309,200, and $1.00 per share for notes amounting to $462,500 into the Company’s common stock if before any public offering. The April 2022 Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

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

During the fiscal year 2023, noteholders elected to convert the aggregate principal amount of the Notes totaling $1,776,275, into 15,838,150 common shares. As of March 31, 2024 and December 31, 2023, there is no amount outstanding under the April 2022 convertible notes.

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

2024 Note

In January 2024, the Company issued a convertible promissory note (“2024 Note”) in the principal amount of $1,000,000. The 2024 Note bears no interest and is due and payable on July 31, 2024. The holder of the 2024 Note has the right, at the holder's option, to convert the principal amount of this note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $0.30 per share, or 3,333,333 shares. The 2024 Note allows for the repurchase of up to a total of 3,333,333 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The 2024 Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holder of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note. Should the Company be insolvent, the holder has the right to be made whole of their investment plus 20%. In addition, the Company executed a Technology Services Agreement with the noteholder giving the noteholder a preference/option for all technology service projects of the Company in real estate development. On February 21, 2024, the noteholder elected to convert the aggregate principal amount of the 2024 Note totaling $1,000,000, into 3,333,333 common shares.

NOTE 6 – STOCKHOLDERS’ DEFICIT

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

During the three months ended March 31, 2024 and 2023, the Company paid Top Flight $525,000 ($205,300 balance due on consulting services due as of December 31, 2023 and $319,700 paid in advance for 2024 consulting services) and $245,000 ($75,000 for monthly consulting services and $170,000 for goals based bonus), respectively, with a balance due of $1,600,000 and $205,300 as of March 31, 2024 and December 31, 2023, respectively.

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

On January 15, 2024, the Company issued a convertible promissory note(“2024 Note”) in the principal amount of $1,000,000. On February 21, 2024, the noteholder elected to convert the aggregate principal amount of the 2024 Note totaling $1,000,000, into 3,333,333 common shares.

Stock Repurchase Agreement

On January 23, 2024, a previous noteholder requested the return of his investment capital of $1,000 in exchange for the return of 14,286 shares of the Company’s common stock that the shareholder received through the conversion of his convertible note. The Company paid the $1,000 on February 5, 2024.

Common Stock To Be Issued

As of December 31, 2023, the Company has converted 2022 April Convertible Notes worth of $87,000 into 881,433 common shares to be issued. The shares were issued in January and February 2024.

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

On April 2, 2022, the Company entered into a demand note (“Demand Note”) with Bear Village, Inc., a related party, for $36,200. The Demand Note bears no interest, is due on demand, and is unsecured. The Company advanced Bear Village $1,635 and received no repayments during the years ended December 31, 2023 and 2022, respectively. The Company had no advances and received no repayments from Bear Village during the three months ended March 31, 2024 and 2023. At December 31, 2023, the Company considered that the balance due from Bear Village of $27,835 was uncollectible.

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

During the three months ended March 31, 2024 and 2023, the Company paid Top Flight $525,000 ($205,300 balance due on consulting services due as of December 31, 2023 and $319,700 paid in advance for 2024 consulting services) and $245,000 ($75,000 for monthly consulting services and $170,000 for goals based bonus), respectively, with a balance due of $1,600,000 and $205,300 as of March 31, 2024 and December 31, 2023, respectively.

In April 2023, the Company advanced an officer $3,000. The officer repaid the advance in January 2024.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Three Months Ended March 31,
	2024	2023
Convertible notes payable	12,600,000	–
Series A convertible preferred stock	500,000,000	500,000,000
Series B convertible preferred stock	48,100,000	69,000,000
Total potentially dilutive shares	560,700,000	569,000,000

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2024	2023

Net loss attributable to the common stockholders	$(2,182,710)	$(2,866,314)

Basic weighted average outstanding shares of common stock	114,315,793	47,940,735
Dilutive effect of options and warrants	–	–
Diluted weighted average common stock and common stock equivalents	$114,315,793	$47,940,735

Loss per share:
Basic and diluted	$(0.02)	$(0.06)

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

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock-based compensation during the year ended December 31, 2023), and a bonus of $1,200,000 (included in consulting expense during the year ended December 31, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023. On December 31, 2023, the Kinsley Mountain Agreement was mutually cancelled as the Kinsley Mountain Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. The previously recognized bonus of $1,200,000 was reversed to consulting expense in General and administrative expenses in the Company’s Consolidated Statements of Operations as of December 31, 2023.

	•	a total of 28,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in June 2024. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to activate the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

	•	a total of 5,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2024. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the three months ended March 31, 2024 and 2023.

During the three months ended March 31, 2024 and 2023, the Company paid Top Flight $525,000 ($205,300 balance due on consulting services due as of December 31, 2023 and $319,700 paid in advance for 2024 consulting services) and $245,000 ($75,000 for monthly consulting services and $170,000 for goals based bonus), respectively, with a balance due of $1,600,000 and $205,300 as of March 31, 2024 and December 31, 2023, respectively.

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

Sponsorship Agreement

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner. During the three months ended March 31, 2024 and 2023, the Company made payments of $100,000 and $0, respectively, to the Aces with a balance due of $950,313 and $825,000 as of March 31, 2024 and December 31, 2023, respectively.

Collateralized Bond Obligation Program

Financing Engagement Agreement

On April 4, 2023, the Company entered into an engagement letter with SP Securities LLC in which SP Securities will serve as a corporate advisor for the Company’s market value collateralized bond obligation program. The consulting fee shall be a cash fee in the amount of (i) $15,000 due and payable at the signing of this Agreement and $10,000 due and payable on April 17, 2023 and (ii) $15,000 due and payable on the 1st day of each succeeding calendar month, commencing on May 1, 2023. The Company has paid a retainer fee of $40,000 during the year ended December 31, 2023 with a prepaid balance of $40,000 and $40,000 as of March 31, 2024 and December 31, 2023.

On August 25, 2022, the Company entered into a Legal Services Agreement with The George Law Group in connection with an issuance of multi-tranched securitization (“Financing”) which shall utilize a pledge of the Company’s stock and other properties currently owned or under the Company’s control. The legal fee shall be one-half of one percent (0.5%) of the par amount of any Financing. The Company has paid a retainer of $36,020 during the year ended December 31, 2023 with a prepaid balance of $78,020 and $78,020 as of March 31, 2024 and December 31, 2023, respectively.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2024, to the date these consolidated financial statements were issued. Except as noted below, management has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

Bear Village

On May 1, 2024, the Company entered into a Mutual Agreement to Terminate Purchase and Sale Agreement and Disburse Earnest Money of the Land Purchase. Earnest money of $40,000, net of $35,000 of non-refundable fees, was returned.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Energies Corporation for the period ended March 31, 2024 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

On March 24, 2020, the Company held a meeting and voted to create two separate classes of preferred shares, Class “B” preferred shares and class “C’ preferred shares. Class B would be used to offer securitization for the watercraft while class C preferred shares would be used in conjunction with the securitization of air crafts.

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

Common Stock To Be Issued

As of December 31, 2023, the Company has converted 2022 April Convertible Notes worth of $87,000 into 881,433 common shares to be issued. The shares were issued in January and February 2024.

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

Convertible Note Payable

Short Term

2024 Note

In January 2024, the Company issued a convertible promissory note (“2024 Note”) in the principal amount of $1,000,000. The 2024 Note bears no interest and is due and payable on July 31, 2024. The holder of the 2024 Note has the right, at the holder's option, to convert the principal amount of this note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $0.30 per share, or 3,333,333 shares. The 2024 Note allows for the repurchase of up to a total of 3,333,333 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The 2024 Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holder of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note. Should the Company be insolvent, the holder has the right to be made whole of their investment plus 20%. In addition, the Company executed a Technology Services Agreement with the noteholder giving the noteholder a preference/option for all technology service projects of the Company in real estate development. In January 2024, the noteholder elected to convert the aggregate principal amount of the 2024 Note totaling $1,000,000, into 3,333,333 common shares.

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through December 1, 2024 for aggregate gross proceeds of $1,776,275 (including $1,500 against which services were received) through December 31, 2023. Notes totaling $325,000 issued in fiscal 2023 and December 2022 allows for the repurchase of up to a total of 421,428 converted common shares at $2.50 per share and notes totaling $300,000 issued in fiscal year 2023 allows for the repurchase of up to a total of 300,000 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.05 per share for notes amounting to $102,000, $0.07 per share for notes amounting to $902,575, $0.70 per share for notes amounting to $309,200, and $1.00 per share for notes amounting to $462,500 into the Company’s common stock if before any public offering. The April 2022 Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

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

During the fiscal year 2023, noteholders elected to convert the aggregate principal amount of the Notes totaling $1,776,275, into 15,838,150 common shares. As of March 31, 2024 and December 31, 2023, there is no amount outstanding under the April 2022 convertible notes.

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

Consulting Agreements

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock-based compensation during the year ended December 31, 2023), and a bonus of $1,200,000 (included in consulting expense during the year ended December 31, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023. On December 31, 2023, the Kinsley Mountain Agreement was mutually cancelled as the Kinsley Mountain Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. The previously recognized bonus of $1,200,000 was reversed to consulting expense in General and administrative expenses in the Company’s Consolidated Statements of Operations as of December 31, 2023.

	•	a total of 28,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in June 2024. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to activate the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

	•	a total of 5,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2024. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the three months ended March 31, 2024 and 2023.

During the three months ended March 31, 2024 and 2023, the Company paid Top Flight $525,000 ($205,300 balance due on consulting services due as of December 31, 2023 and $319,700 paid in advance for 2024 consulting services) and $245,000 ($75,000 for monthly consulting services and $170,000 for goals based bonus), respectively, with a balance due of $1,600,000 and $205,300 as of March 31, 2024 and December 31, 2023, respectively.

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

Sponsorship Agreement

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner. During the three months ended March 31, 2024 and 2023, the Company made payments of $100,000 and $0, respectively, to the Aces with a balance due of $950,313 and $825,000 as of March 31, 2024 and December 31, 2023, respectively.

Collateralized Bond Obligation Program

Financing Engagement Agreement

On April 4, 2023, the Company entered into an engagement letter with SP Securities LLC in which SP Securities will serve as a corporate advisor for the Company’s market value collateralized bond obligation program. The consulting fee shall be a cash fee in the amount of (i) $15,000 due and payable at the signing of this Agreement and $10,000 due and payable on April 17, 2023 and (ii) $15,000 due and payable on the 1st day of each succeeding calendar month, commencing on May 1, 2023. The Company has paid a retainer fee of $40,000 during the year ended December 31, 2023 with a prepaid balance of $40,000 and $40,000 as of March 31, 2024 and December 31, 2023.

On August 25, 2022, the Company entered into a Legal Services Agreement with The George Law Group in connection with an issuance of multi-tranched securitization (“Financing”) which shall utilize a pledge of the Company’s stock and other properties currently owned or under the Company’s control. The legal fee shall be one-half of one percent (0.5%) of the par amount of any Financing. The Company has paid a retainer of $36,020 during the year ended December 31, 2023 with a prepaid balance of $78,020 and $78,020 as of March 31, 2024 and December 31, 2023, respectively.

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

On May 1, 2024, the Company entered into a Mutual Agreement to Terminate Purchase and Sale Agreement and Disburse Earnest Money of the Land Purchase. Earnest money of $40,000, net of $35,000 of non-refundable fees, was returned.

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

Results of Operations for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Net revenues	$–	$–
Cost of sales	–	–
Gross Profit	–	–
Operating expenses	2,098,402	531,690
Other expense	(84,308)	(2,334,624)
Net loss before income taxes	$(2,182,710)	$(2,866,314)

Net Revenues

For the three months ended March 31, 2024 and 2023, we had no revenues.

Cost of Sales

For the three months ended March 31, 2024 and 2023, we had no cost of sales as we had no revenues.

Operating Expenses

Operating expenses increased by $1,566,712, or 294.7%, to $2,098,402 for three months ended March 31, 2024 from $531,690 for the three months ended March 31, 2023 primarily due to increases in stock based compensation of $26,300, consulting costs of $1,591,220, marketing costs of $24,168, and general and administration costs of $924, offset primarily by increases in investor relations costs of $18,850, professional fees of $20,918, travel costs of $36,132, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended March 31, 2024, we had marketing expenses of $233,182, stock based compensation of $26,300, and general and administrative expenses of $1,838,920, primarily due to professional fees of $42,478, investor relations costs of $750, consulting fees of $1,789,360, travel costs of $3,763, and general and administration costs of $2,569, as a result of adding administrative infrastructure for our anticipated business development.

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

Other Expense

Other expense for the three months ended March 31, 2024 totaled $84,308 primarily due to interest expense on notes payable, compared to other expense of $2,334,624 for the three months ended March 31, 2023 primarily due to interest expense on notes payable of $2,326,245 and the change in derivative liability of $8,379.

Net loss before income taxes

Net loss before income taxes for the three months ended March 31, 2024 and 2023 totaled $2,182,710 and $2,866,314, respectively, primarily representing the operating and other expense as described above.

Financial Condition.

Total Assets.

Assets were $604,710 as of March 31, 2024. Assets were cash of $4,837, notes receivable – related party of $4,403, and prepaid expenses and other assets of $595,470. Assets were $154,519 as of December 31, 2023. Assets were cash of $596, notes receivable – related party of $7,403, and prepaid expenses and other assets of $146,520.

Total Liabilities.

Liabilities were $10,976,363 as of March 31, 2024. Liabilities consisted primarily of accounts payable of $1,151,336, accrued expenses of $1,600,000, accrued interest of $7,394,699, short-term convertible notes payable of $750,766, and derivative liability of $79,562. Liabilities were $9,380,762 as of December 31, 2023. Liabilities consisted primarily of accounts payable of $1,180,382, derivative liability of $79,562, accrued expenses of $58,300, accrued interest of $7,311,752, and convertible notes payable of $750,766.

Liquidity and Capital Resources.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $18,928,496 and $16,745,786 at March 31, 2024 and December 31, 2023, had a working capital deficit of $10,371,653 and $9,226,243 at March 31, 2024 and December 31, 2023, respectively, and had a net loss of $2,866,314 and $2,866,314 for the three months ended March 31, 2024 and 2023, respectively, and net cash used in operating activities of $2,182,710 and $2,866,314 for the three months ended March 31, 2024 and 2023, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had an increase in cash flows of $4,241 in the three months ended March 31, 2024 resulting from cash provided by financing activities of $1,011,000, and offset primarily by cash used in operating activities of $1,006,759.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Net cash provided by (used in):
Operating activities	$(1,006,759)	$(485,371)
Investing activities	–	–
Financing activities	1,011,000	468,700
Net (decrease) increase in cash	$4,241	$(16,671)

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Cash Flows from Operating Activities – For the three months ended March 31, 2024, net cash used in operations was $1,006,759 compared to net cash provided used in operations of $485,371 for the three months ended March 31, 2023. Net cash used in operations was primarily due to a net loss of $2,182,710 for three months ended March 31, 2024 and the changes in operating assets and liabilities of $1,149,651, primarily due to the increase in accrued interest of $82,947, accrued expenses of $1,541,700, and notes receivable – related party of $3,000, offset partially by decreases in accounts payable of $29,046, and prepaid expenses of $448,950. In addition, net cash used in operating activities includes adjustments to reconcile net profit from stock-based compensation of $26,300.

For the three months ended March 31, 2023, net cash used in operations was $485,371 primarily due to a net loss of $2,866,314 for three months ended March 31, 2023 and the changes in operating assets and liabilities of $2,372,564, primarily due to the increase in accrued interest of $2,326,245 and accrued expenses of $68,693, offset partially by decreases in accounts payable of $2,800, notes receivable – related party of $1,635, deferred offering costs of $16,750, and prepaid expenses of $1,189. In addition, net cash used in operating activities includes adjustments to reconcile net profit from the change in fair value of derivative liability of $8,379.

Cash Flows from Investing Activities – For the three months ended March 31, 2024 and 2023, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities – For the three months ended March 31, 2024, net cash provided by financing was $1,011,000, due to proceeds from short term convertible notes of $1,000,000, capital contribution from shareholder of $12,000, offset partially by the repurchase of common shares of $1,000. For the three months ended March 31, 2023, net cash provided by financing was $468,700, due to proceeds from short term convertible notes.

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

During the three months ended March 31, 2024 and 2023, the Company paid Top Flight $525,000 ($205,300 balance due on consulting services due as of December 31, 2023 and $319,700 paid in advance for 2024 consulting services) and $245,000 ($75,000 for monthly consulting services and $170,000 for goals based bonus), respectively, with a balance due of $1,600,000 and $205,300 as of March 31, 2024 and December 31, 2023, respectively.

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

On January 15, 2024, the Company issued a convertible promissory note (“2024 Note”) in the principal amount of $1,000,000. On February 21, 2024, the noteholder elected to convert the aggregate principal amount of the 2024 Note totaling $1,000,000, into 3,333,333 common shares.

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

Common Stock To Be Issued

As of December 31, 2023, the Company has converted 2022 April Convertible Notes worth of $87,000 into 881,433 common shares to be issued. The shares were issued in January and February 2024.

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

Convertible Note Payable

Short Term

2024 Note

In January 2024, the Company issued a convertible promissory note (“2024 Note”) in the principal amount of $1,000,000. The 2024 Note bears no interest and is due and payable on July 31, 2024. The holder of the 2024 Note has the right, at the holder's option, to convert the principal amount of this note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $0.30 per share, or 3,333,333 shares. The 2024 Note allows for the repurchase of up to a total of 3,333,333 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The 2024 Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holder of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note. Should the Company be insolvent, the holder has the right to be made whole of their investment plus 20%. In addition, the Company executed a Technology Services Agreement with the noteholder giving the noteholder a preference/option for all technology service projects of the Company in real estate development. In January 2024, the noteholder elected to convert the aggregate principal amount of the 2024 Note totaling $1,000,000, into 3,333,333 common shares.

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through December 1, 2024 for aggregate gross proceeds of $1,776,275 (including $1,500 against which services were received) through December 31, 2023. Notes totaling $325,000 issued in fiscal 2023 and December 2022 allows for the repurchase of up to a total of 421,428 converted common shares at $2.50 per share and notes totaling $300,000 issued in fiscal year 2023 allows for the repurchase of up to a total of 300,000 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.05 per share for notes amounting to $102,000, $0.07 per share for notes amounting to $902,575, $0.70 per share for notes amounting to $309,200, and $1.00 per share for notes amounting to $462,500 into the Company’s common stock if before any public offering. The April 2022 Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

During the fiscal year 2023, noteholders elected to convert the aggregate principal amount of the Notes totaling $1,776,275, into 15,838,150 common shares ($1,689,275 has been converted into 14,956,717 common shares and $87,000 has been converted into 881,433 common shares to be issued). As of March 31, 2024 and December 31, 2023, there is no amount outstanding under the April 2022 convertible notes.

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

Consulting Agreements

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock-based compensation during the year ended December 31, 2023), and a bonus of $1,200,000 (included in consulting expense during the year ended December 31, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023. On December 31, 2023, the Kinsley Mountain Agreement was mutually cancelled as the Kinsley Mountain Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. The previously recognized bonus of $1,200,000 was reversed to consulting expense in General and administrative expenses in the Company’s Consolidated Statements of Operations as of December 31, 2023.

	•	a total of 28,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in June 2024. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to activate the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

	•	a total of 5,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2024. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the three months ended March 31, 2024 and 2023.

During the three months ended March 31, 2024 and 2023, the Company paid Top Flight $525,000 ($205,300 balance due on consulting services due as of December 31, 2023 and $319,700 paid in advance for 2024 consulting services) and $245,000 ($75,000 for monthly consulting services and $170,000 for goals based bonus), respectively, with a balance due of $1,600,000 and $205,300 as of March 31, 2024 and December 31, 2023, respectively.

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

Sponsorship Agreement

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner. During the three months ended March 31, 2024 and 2023, the Company made payments of $100,000 and $0, respectively, to the Aces with a balance due of $950,313 and $825,000 as of March 31, 2024 and December 31, 2023, respectively.

Collateralized Bond Obligation Program

Financing Engagement Agreement

On April 4, 2023, the Company entered into an engagement letter with SP Securities LLC in which SP Securities will serve as a corporate advisor for the Company’s market value collateralized bond obligation program. The consulting fee shall be a cash fee in the amount of (i) $15,000 due and payable at the signing of this Agreement and $10,000 due and payable on April 17, 2023 and (ii) $15,000 due and payable on the 1st day of each succeeding calendar month, commencing on May 1, 2023. The Company has paid a retainer fee of $40,000 during the year ended December 31, 2023 with a prepaid balance of $40,000 and $40,000 as of March 31, 2024 and December 31, 2023.

On August 25, 2022, the Company entered into a Legal Services Agreement with The George Law Group in connection with an issuance of multi-tranched securitization (“Financing”) which shall utilize a pledge of the Company’s stock and other properties currently owned or under the Company’s control. The legal fee shall be one-half of one percent (0.5%) of the par amount of any Financing. The Company has paid a retainer of $36,020 during the year ended December 31, 2023 with a prepaid balance of $78,020 and $78,020 as of March 31, 2024 and December 31, 2023, respectively.

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

Land Purchase and Sale Agreement

On October 18, 2023 (“Binding Agreement Date”), the Company entered into a Land Purchase and Sale Agreement (“Land Purchase”) to acquire 65.9 acres located at 0 Highway 59, Commerce, Georgia 30530 further described in the deed book as TR1 PB E-140 & TR 2 PB 36-95 for a purchase price of $4,942,500. The property is being sold subject to an earnest money payment of $75,000 on or before November 23, 2023, as amended, and a due diligence period of 90 days from the Binding Agreement Date. The scheduled closing date of the Land Purchase is May 1, 2024, as amended. On January 31, 2024, the Company paid the earnest money of $75,000. On May 1, 2024, the Company entered into a Mutual Agreement to Terminate Purchase and Sale Agreement and Disburse Earnest Money of the Land Purchase. Earnest money of $40,000, net of $35,000 of non-refundable fees, was returned.

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2024.

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

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $79,562 and $93,969 as of March 31, 2024 and December 31, 2023, and recorded a change in derivative liability of $0 and $8,379 during the three months ended March 31, 2024 and 2023, respectively.

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

$220,000 Note

On September 21, 2020, the Company issued a convertible promissory note in the principal amount of $220,000. The convertible promissory note bears interest at 8% per annum and is due and payable in twenty-four (24) months. The holder of this note has the right, at the holder's option, upon the consummation of a sale of all or substantially all of the equity interest in the Company or private placement transaction of the Company's equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.05 per share. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above. The principal balance due at March 31, 2024 is $220,000 and is presented as a short-term liability in the balance sheet.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. The Company recorded default interest of $21,141 and $16,611 during the three months ended March 31, 2024 and 2023, respectively.

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

As a result of the failure to timely file our Form 10-Q for the three-month periods ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. The Company recorded default interest of $38,866 and $30,517 during the three months ended March 31, 2024 and 2023, respectively.

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

2024 Note

In January 2024, the Company issued a convertible promissory note (“2024 Note”) in the principal amount of $1,000,000. The 2024 Note bears no interest and is due and payable on July 31, 2024. The holder of the 2024 Note has the right, at the holder's option, to convert the principal amount of this note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $0.30 per share, or 3,333,333 shares. The 2024 Note allows for the repurchase of up to a total of 3,333,333 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The 2024 Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holder of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note. Should the Company be insolvent, the holder has the right to be made whole of their investment plus 20%. In addition, the Company executed a Technology Services Agreement with the noteholder giving the noteholder a preference/option for all technology service projects of the Company in real estate development. In January 2024, the noteholder elected to convert the aggregate principal amount of the 2024 Note totaling $1,000,000, into 3,333,333 common shares.

April 2022 Notes

In April 2022, the Company authorized convertible promissory notes (“April 2022 Notes”) that varies from 0% to 10% per annum and are due and payable on various dates from December 31, 2022 through December 1, 2024 for aggregate gross proceeds of $1,776,275 (including $1,500 against which services were received) through December 31, 2023. Notes totaling $325,000 issued in fiscal 2023 and December 2022 allows for the repurchase of up to a total of 421,428 converted common shares at $2.50 per share and notes totaling $300,000 issued in fiscal year 2023 allows for the repurchase of up to a total of 300,000 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The holders of the April 2022 Notes have the right, at the holder's option, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.05 per share for notes amounting to $102,000, $0.07 per share for notes amounting to $902,575, $0.70 per share for notes amounting to $309,200, and $1.00 per share for notes amounting to $462,500 into the Company’s common stock if before any public offering. The April 2022 Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

During the fiscal year 2023, noteholders elected to convert the aggregate principal amount of the Notes totaling $1,776,275, into 15,838,150 common shares. As of March 31, 2024 and December 31, 2023, there is no amount outstanding under the April 2022 convertible notes.

$40,000,000 Convertible Note

On May 13, 2022, as amended, the Company issued a convertible promissory note to Turvata Holdings Limited in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The Holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. The Convertible Promissory Note shall not be enforceable until such time as the Holder's consideration, RoRa Prime Coin is " live" on a US exchange and available through a mutually agreed upon cryptocurrency wallet such as NyX, Exodus, Ledger, TREZOR Model T Wallet, ZenGo, or Atomic. The parties agree to establish a time is of the essence date of December 31, 2023 for Holder to meet the " live" requirement. Should Holder not meet the " live" requirement by December 31, 2023, then Borrower shall return all RoRa Prime Coins and Holder shall release all claims on any shares or Convertible Promissory Note. Conversion rights shall not vest until such time as the holder’s consideration, Coins, are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. The Coins are expected to go live in 2023. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above. The Company is currently in discussions with the Holder to extend the “live” requirement. With regard to the amended agreement that featured a December 31, 2023 manifestation deadline, both parties have mutually agreed to await the approval of the RORAP coins presence on the Monetaforge Marketplace by the first week of April 2024, which will facilitate the beginning of RORAP's presence on multiple digital coin exchange platforms over the next 90 days”.

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

Sponsorship Agreement

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner. During the three months ended March 31, 2024 and 2023, the Company made payments of $100,000 and $0, respectively, to the Aces with a balance due of $950,313 and $825,000 as of March 31, 2024 and December 31, 2023, respectively.

Collateralized Bond Obligation Program

Financing Engagement Agreement

On April 4, 2023, the Company entered into an engagement letter with SP Securities LLC in which SP Securities will serve as a corporate advisor for the Company’s market value collateralized bond obligation program. The consulting fee shall be a cash fee in the amount of (i) $15,000 due and payable at the signing of this Agreement and $10,000 due and payable on April 17, 2023 and (ii) $15,000 due and payable on the 1st day of each succeeding calendar month, commencing on May 1, 2023. The Company has paid a retainer fee of $40,000 during the year ended December 31, 2023 with a prepaid balance of $40,000 and $40,000 as of March 31, 2024 and December 31, 2023.

On August 25, 2022, the Company entered into a Legal Services Agreement with The George Law Group in connection with an issuance of multi-tranched securitization (“Financing”) which shall utilize a pledge of the Company’s stock and other properties currently owned or under the Company’s control. The legal fee shall be one-half of one percent (0.5%) of the par amount of any Financing. The Company has paid a retainer of $36,020 during the year ended December 31, 2023 with a prepaid balance of $78,020 and $78,020 as of March 31, 2024 and December 31, 2023, respectively.

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

Land Purchase and Sale Agreement

On October 18, 2023 (“Binding Agreement Date”), the Company entered into a Land Purchase and Sale Agreement (“Land Purchase”) to acquire 65.9 acres located at 0 Highway 59, Commerce, Georgia 30530 further described in the deed book as TR1 PB E-140 & TR 2 PB 36-95 for a purchase price of $4,942,500. The property is being sold subject to an earnest money payment of $75,000 on or before November 23, 2023, as amended, and a due diligence period of 90 days from the Binding Agreement Date. The scheduled closing date of the Land Purchase is May 1, 2024, as amended. On January 31, 2024, the Company paid the earnest money of $75,000. On May 1, 2024, the Company entered into a Mutual Agreement to Terminate Purchase and Sale Agreement and Disburse Earnest Money of the Land Purchase. Earnest money of $40,000, net of $35,000 of non-refundable fees, was returned.

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

During the three months ended March 31, 2024 and 2023, the Company paid Top Flight $525,000 ($205,300 balance due on consulting services due as of December 31, 2023 and $319,700 paid in advance for 2024 consulting services) and $245,000 ($75,000 for monthly consulting services and $170,000 for goals based bonus), respectively, with a balance due of $1,600,000 and $205,300 as of March 31, 2024 and December 31, 2023, respectively.

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of March 31, 2024, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

The remediation efforts set out herein will be implemented in the current 2024 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarter ended March 31, 2024 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In January 2024, the Company issued a convertible promissory note (“2024 Note”) in the principal amount of $1,000,000. On February 21, 2024, the noteholder elected to convert the aggregate principal amount of the 2024 Note totaling $1,000,000, into 3,333,333 common shares.

During the three months ended March 31, 2024, nine third party investors elected to convert the aggregate principal amount of the Notes totaling $87,000, into 881,433 common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

$220,000 Note

On September 21, 2020, the Company issued a convertible promissory note in the principal amount of $220,000. The convertible promissory note bears interest at 8% per annum and is due and payable in twenty-four (24) months. The holder of this note has the right, at the holder's option, upon the consummation of a sale of all or substantially all of the equity interest in the Company or private placement transaction of the Company's equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.05 per share. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above. The principal balance due at March 31, 2024 is $220,000 and is presented as a short-term liability in the balance sheet.

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

As a result of the failure to timely file our Form 10-Q for the three-month periods ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. The Company recorded default interest of $38,866 and $30,517 during the three months ended March 31, 2024 and 2023, respectively.

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

ITEM 4. MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended March 31, 2024, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Ricardo Haynes	Principal Executive Officer, Principal Accounting Officer, Chairman of the Board of Directors	May 14, 2024
Ricardo Haynes

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

