Form 10-Q
period 2024-06-30
Thunder Energies Corp
filed 2024-08-19
CIK 1524872

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the issuer’s Common Stock, $0.001 par value, as of August 19, 2024 was 121,965,516 shares.

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

NONE

2

THUNDER ENERGIES CORPORATION

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THUNDER ENERGIES CORPORATION

Consolidated Balance Sheets

	June 30,	December 31,
	2024 (Unaudited)	2023 (Audited)

ASSETS
Current assets:
Cash	$1,335	$596
Notes receivable - related party	4,403	7,403
Prepaid expenses and other assets	407,028	146,520
Total current assets	412,766	154,519

Total assets	$412,766	$154,519

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,502,271	$1,180,382
Accrued expenses	1,600,000	58,300
Short-term loans payable	33,600	–
Derivative liability	79,562	79,562
Short-term convertible notes payable, net of discount of $0 and $0, respectively	750,766	750,766
Accrued interest	7,481,276	7,311,753
Total current liabilities	11,447,475	9,380,762
Total liabilities	11,447,475	9,380,762

Commitments and contingencies (Note 9)

Stockholders' deficit
Preferred stock - Series A: $0.001 par value, 50,000,000 authorized; 50,000,000 and 50,000,000 shares issued and outstanding, respectively	50,000	50,000
Preferred stock - Series B: $0.001 par value, 10,000,000 authorized; 48,100 and 48,100 shares issued and outstanding, respectively	48	48
Preferred stock - Series C: $0.001 par value, 10,000,000 authorized; 10,000 and 10,000 shares issued and outstanding, respectively	10	10
Common stock: $0.001 par value 900,000,000 authorized; 121,965,516 and 111,665,039 shares issued and outstanding, respectively	121,966	111,665
Additional paid-in-capital	8,891,819	7,270,820
Common stock to be issued	–	87,000
Accumulated deficit	(20,098,552)	(16,745,786)
Total stockholders' deficit	(11,034,709)	(9,226,243)
Total liabilities and stockholders' deficit	$412,766	$154,519

See notes to unaudited condensed consolidated financial statements

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Statements of Operations

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023

Net revenues	$–	$–	$–	$–

Cost of sales	–	–	–	–

Gross Profit	–	–	–	–

Operating expenses:
Advertising and marketing expenses	459,357	420,191	226,175	211,177
Stock based compensation	526,300	3,788,000	500,000	3,788,000
General and administrative	2,194,635	1,732,138	355,716	1,409,462
Total operating expenses	3,180,292	5,940,329	1,081,891	5,408,639
Loss from operations	(3,180,292)	(5,940,329)	(10,81,891)	(5,408,639)

Other (income)/ expense:
Change in derivative liability	–	8,379	–	–
Interest expense	172,474	2,399,299	88,165	73,054
Total other expense	172,474	2,407,678	88,165	73,054

Loss before income taxes	(3,352,766)	(8,348,007)	(1,170,056)	(5,481,693)
Income taxes	–	–	–	–

Net loss	$(3,352,766)	$(8,348,007)	$(1,170,056)	$(5,481,693)

Net loss per share, basic and diluted	$(0.03)	$(0.17)	$(0.01)	$(0.11)

Weighted average number of shares outstanding
Basic and diluted	117,323,150	49,290,256	120,330,508	50,624,946

See notes to unaudited condensed consolidated financial statements

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the periods ended June 30, 2024 and 2023

	Preferred Stock A*		Preferred Stock B*		Preferred Stock C*
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, January 1, 2023	50,000,000	$50,000	5,000	$5	10,000	$10
Common shares issued for services	–	–	–	–	–	–
Conversion of common stock for Series B preferred stock#	–	–	64,000	64	–	–
Net loss	–	–	–	–	–	–
Balance, March 31, 2023	50,000,000	$50,000	69,000	$69	10,000	$10

Common shares issued for services	–	–	–	–	–	–
Conversion of convertible notes payable to common stock	–	–	–	–	–	–
Conversion of Series B preferred stock for common stock	–	–	(38,600)	(38)	–	–
Conversion of common stock for Series B preferred stock	–	–	33,100	33	–	–
Net loss	–	–	–	–	–	–
Balance, June 30, 2023	50,000,000	$50,000	63,500	$64	$10,000	$10

Balance, January 1, 2024	50,000,000	$50,000	48,100	$48	10,000	$10
Common shares issued for services	–	–	–	–	–	–
Capital contribution	–	–	–	–	–	–
Repurchase of common shares	–	–	–	–	–	–
Conversion of convertible notes payable to common stock	–	–	–	–	–	–
Issuance of previously unissued common stock	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, March 31, 2024	50,000,000	$50,000	48,100	$48	10,000	$10

Common shares issued for services	–	–	–	–	–	–
Conversion of convertible notes payable to common stock	–	–	–	–	–	–
Net loss	–	–	–	–	–	–
Balance, June 30, 2024	50,000,000	$50,000	48,100	$48	$10,000	$10

(continued)

			Common Stock		Additional		Total
	Common Stock		to be Issued		Paid	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance, January 1, 2023	25,140,735	$25,140	52,000,000	$52,000	$720,888	$(7,486,937)	$(6,638,894)
Common shares issued for services	–	–	12,000,000	12,000	1,128,000	–	1,140,000
Conversion of common stock for Series B preferred stock#	–	–	(64,000,000)	(64,000)	63,936	–	–
Net loss	–	–	–	–	–	(2,866,314)	(2,866,314)
Balance, March 31, 2023	25,140,735	$25,140	–	$–	$1,912,824	$(10,353,251)	$(8,365,208)

Common shares issued for services in advance	33,100,000	33,100	–	–	2,614,900	–	2,648,000
Conversion of convertible notes payable to common stock	11,350,287	11,351	–	–	4,873,449	–	4,884,800
Conversion of Series B preferred stock for common stock	38,600,000	38,600	–	–	(38,562)	–	–
Conversion of common stock for Series B preferred stock	(33,100,000)	(33,100)	–	–	33,067	–	–
Conversion of notes payable for unissued common stock	–	–	3,695,364	3,695	406,780	–	410,475
Net loss	–	–	–	–	–	(5,481,693)	(5,481,693)
Balance, June 30, 2023	75,091,022	$75,091	3,695,364	$3,695	$9,802,458	$(15,834,944)	$(5,903,626)

Balance, January 1, 2024	111,665,039	$111,665	881,433	$87,000	$7,270,820	$(16,745,786)	$(9,226,243)
Common shares issued for services	1,000,000	1,000	–	–	25,300	–	26,300
Capital contribution	–	–	–	–	12,000	–	12,000
Repurchase of common shares	(14,286)	(14)	–	–	(986)	–	(1,000)
Conversion of convertible notes payable to common stock	3,333,333	3,333	–	–	996,667	–	1,000,000
Issuance of previously unissued common stock	881,430	881	(881,433)	(87,000)	86,119	–	–
Net loss	–	–	–	–	–	(2,182,710)	(2,182,710)
Balance, March 31, 2024	116,865,516	$116,866	–	$–	$8,389,919	$(18,928,496)	$(10,371,653)

Common shares issued for services	5,000,000	5,000	–	–	495,000	–	500,000
Conversion of convertible notes payable to common stock	100,000	100	–	–	6,900	–	7,000
Net loss	–	–	–	–	–	(1,170,056)	(1,170,056)
Balance, June 30, 2024	121,965,516	$121,966	–	$–	$8,891,819	$(20,098,552)	$(11,034,709)

#	Relates to issue of unregistered securities as described in Note 6. In addition, in January 2023, the Company issued 12,000,000 common shares. All shares are reflected in the Company’s disclosures. These shares were subsequently converted to Series B preferred shares in February 2023.

See notes to unaudited condensed consolidated financial statements

THUNDER ENERGIES CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(3,352,766)	$(8,348,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	–	8,379
Stock based compensation	526,300	3,788,000
Changes in operating assets and liabilities:
Notes receivable - related party	3,000	(4,635)
Deferred offering costs	–	(16,750)
Prepaid expenses	(260,508)	(81,689)
Accounts payable	321,889	419,349
Accrued interest	169,524	2,399,298
Accrued expenses	1,541,700	974,555
Net cash used in operating activities	(1,050,861)	(861,500)

Cash flows from financing activities:
Proceeds from convertible notes payable	1,007,000	824,675
Capital contribution from shareholder	12,000	–
Repurchase of common shares	(1,000)	–
Proceeds from short term loans payable	40,600	–
Repayments of short term loans payable	(7,000)	–
Net cash provided by financing activities	1,051,600	824,675

Net increase (decrease) in cash	739	(36,825)

Cash at beginning of period	596	48,881
Cash at end of period	$1,335	$12,056

Non-cash investing and financing activities:
Conversion of convertible notes payable to common stock	$1,000,000	$4,884,800
Conversion of convertible notes payable to common stock to be issued	$87,000	$410,475
Conversion of Series B preferred stock for common stock	$–	$38,600
Convertible notes payable issued against investment in Fourth and One	$–	$4,000,000
Other current liabilities in conjunction with investment	$–	$1,450,000
Conversion of common stock for Series B preferred stock	$–	$97,100

See notes to unaudited condensed consolidated financial statements

THUNDER ENERGIES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2024 and 2023

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $20,098,552 and $16,745,786 at June 30, 2024 and December 31, 2023, respectively, had a working capital deficit of $11,034,709 and $9,226,243 at June 30, 2024 and December 31, 2023, respectively, and had a net loss of $1,170,056 and $3,352,766, and $5,481,693 and $8,348,007 for the three and six months ended June 30, 2024 and 2023, respectively, with limited revenue earned since inception, no current revenue generating operations, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising and Marketing Costs

Advertising and marketing expenses are recorded when they are incurred. Advertising and marketing expense was $226,175 and $459,357, and $211,177 and $420,191 for the three and six months ended June 30, 2024 and 2023, respectively.

Impairment of Long-lived Assets

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the discounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. The Company recorded no impairments as of June 30, 2024 and December 31, 2023.

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

Fair Value of Financial Instruments

The provisions of accounting guidance, FASB Topic ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2024 and December 31, 2023, the fair value of cash, notes receivable, accounts payable, accrued expenses, and notes payable approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

The following table summarize the Company’s fair value measurements by level at June 30, 2024 for the assets measured at fair value on a recurring basis:

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2024	2023	2024	2023
Convertible notes payable	12,600,000	13,009,643	12,600,000	13,009,643
Series A convertible preferred stock	500,000,000	500,000,000	500,000,000	500,000,000
Series B convertible preferred stock	48,100,000	63,500,000	48,100,000	63,500,000
Total potentially dilutive shares	560,700,000	576,509,643	560,700,000	576,509,643

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known loss commitments or contingencies as of June 30, 2024 and December 31, 2023.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-08, Intangibles — Goodwill and Other — Crypto Assets (Subtopic350-60) (ASU 2023-08), which provides an update to existing crypto asset guidance and requires an entity to measure certain crypto assets at fair value. ASU 2023-08 will require the Company to reflect crypto assets held at fair value on the consolidated balance sheets and consolidated statements of cash flows, and the activity from remeasurement of crypto assets at fair value on the consolidated statements of operations. In addition, this guidance requires additional disclosures related to crypto assets once it is adopted. The ASU is effective for fiscal years beginning after December 15, 2024, and for interim periods within those years, with early adoption permitted. This new guidance would only impact our consolidated financial statements if, in the future, the Company’s May 13, 2022 Promissory Note were to be effective (see Note 6).

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

NOTE 5 – SHORT-TERM LOANS PAYABLE

The Company borrows funds from time to time for working capital purposes. During the six months ended June 30, 2024, the Company had borrowings totaling $40,600 and made repayments totaling $7,000 for a balance of $33,600 at June 30, 2024. Advances are non-interest bearing and due on demand.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

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

On March 24, 2020, the then current note obligation of $120,766 held by Emry was partially sold $35,000 of the face amount to the preferred shareholder Saveene. On March 24, 2020, Saveene converted the $35,000 purchase into 5,000 shares into series B and 10,000 shares of series C shares. The face amount of the Company note obligation post the aforementioned conversions and purchases is $85,766 as of June 30, 2024.

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $79,562 and $79,562 as of June 30, 2024 and December 31, 2023, and recorded a change in derivative liability of $0 and $8,379 during the three and six months ended June 30, 2024 and 2023, respectively.

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

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting. The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature (“BCF”) and determined that the instrument does have a BCF. A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible, and is recorded as additional paid in capital and as a debt discount in the Balance Sheet. As such, the proceeds of the notes were allocated, based on fair values, as $220,000 to the debt discount. The debt discount is accreted over the term of the convertible notes to interest expense in the accompanying consolidated Statements of Operations. The principal balance due at June 30, 2024 is $220,000 and is presented as a short-term liability in the balance sheet.

As a result of the failure to timely file our Form 10-Q for the three-month periods ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default The Company recorded default interest of $22,418 and $43,559, and $17,661 and $34,272 during the three and six months ended June 30, 2024 and 2023, respectively.

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

As a result of the failure to timely file our Form 10-Q for the three-month periods ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. The Company recorded default interest of $41,218 and $80,084, and $32,452 and $62,969 during the three and six months ended June 30, 2024 and 2023, respectively.

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

A court hearing was scheduled for June 20, 2024 in which the Company must appear to explain why the Company has failed to comply with the judgement. Prior to the June 20, 2024 court date, the Company provided the requested documents to Zuchaer who then filed a motion to cancel the court date and begin settlement discussions. To date, no settlement has been agreed upon and the Company is currently in discussions with Zuchaer.

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

During the fiscal year 2023, noteholders elected to convert the aggregate principal amount of the Notes totaling $1,776,275, into 15,838,150 common shares. As of June 30, 2024 and December 31, 2023, there is no amount outstanding under the April 2022 convertible notes.

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

$40,000,000 Convertible Note

On May 13, 2022, the Company issued a convertible promissory note in the principal amount totaling $40,000,000 in exchange for 50,000 Coins, valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. As amended effective May 7, 2023, the Convertible Promissory Note shall not be enforceable until such time as the Holder’s consideration, RoRa Coin is “live” on an exchange, or swap engine, and available through a mutually agreed upon cryptocurrency wallet such as NyX, MetaMask, Exodus, Ledger, or similar. The expected date for being live is in December 2023. The parties agree to establish a time is of the essence date of December 31, 2023 for Holder to meet the “live” requirement. Should Holder not meet the “live” requirement by December 31, 2023, then Borrower shall return all RoRa Coins and Holder shall release all claims on any shares or Convertible Promissory Note, Conversion rights shall not vest until such time as the holder’s consideration, Coins are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above. The Company is currently in discussions with the Holder to extend the “live” requirement. With regard to the amended agreement that featured a December 31, 2023 manifestation deadline, both parties mutually agreed to await the approval of the RORAP coins presence on the Monetaforge Marketplace, which occurred in April 2024, that will facilitate the beginning of RORAP's presence on multiple digital coin exchange platforms by December 2024.

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

January 2024 Note

In January 2024, the Company issued a convertible promissory note (“January 2024 Note”) in the principal amount of $1,000,000. The 2024 Note bears no interest and is due and payable on July 31, 2024. The holder of the January 2024 Note has the right, at the holder's option, to convert the principal amount of this note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $0.30 per share, or 3,333,333 shares. The January 2024 Note allows for the repurchase of up to a total of 3,333,333 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The 2024 Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holder of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note. Should the Company be insolvent, the holder has the right to be made whole of their investment plus 20%. In addition, the Company executed a Technology Services Agreement with the noteholder giving the noteholder a preference/option for all technology service projects of the Company in real estate development. On February 21, 2024, the noteholder elected to convert the aggregate principal amount of the January 2024 Note totaling $1,000,000, into 3,333,333 common shares.

2024 Notes

In June 2024, the Company authorized convertible promissory notes (“2024 Notes”) that bear no interest and are due and payable on December 31, 2024 for aggregate gross proceeds of $7,000. The holders of the 2024 Notes have the right, at the holder's option, to convert the principal amount of these notes, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share for notes into the Company’s common stock if before any public offering. The 2024 Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

In June 2024, noteholders elected to convert the aggregate principal amount of the Notes totaling $7,000 into 100,000 common shares. As of June 30, 2024, there is no amount outstanding under the 2024 convertible notes.

NOTE 7 – STOCKHOLDERS’ DEFICIT

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

On March 1, 2022, as amended on October 1, 2022 and December 28, 2022, the Company entered into an Employment Agreement with Mr. Ricardo Haynes whereby Mr. Haynes became the sole Director, CEO and Chairman of the Board, and the acting sole officer of the Company. The Employment Agreement is in effect until September 30, 2027. Under this Engagement Agreement, Mr. Haynes will be entitled to a total of 25,000,000 common shares, vesting immediately, valued at $750,000 (based on the Company’s stock price on the date of issuance). In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted into 25,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. On May 22, 2023, Mr. Haynes converted 25,000 shares of the Series B Convertible Preferred Stock into 25,000,000 common shares and subsequently gifted 2,690,000 common shares to six of the Company’s convertible noteholders (including 2,000,000 common shares to a third party, Winsome Consulting). On May 30, 2024 and October 9, 2023, Mr. Haynes gifted 979,294 and 140,000 common shares to convertible noteholders of the Company.

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

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock-based compensation during the nine months ended September 30, 2023), and a bonus of $1,200,000 (included in consulting expense during the nine months ended September 30, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at September 30, 2023.

	•	a total of 28,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in December 2024. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to activate the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at September 30, 2023.

	•	a total of 5,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2023. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at September 30, 2023.

During the three and six months ended June 30, 2024 and 2023, the Company paid Top Flight $0 and $525,000 ($205,300 balance due for consulting services and $319,700 paid in advance for 2024 consulting services), and $120,700 ($75,000 for monthly consulting services and $45,700 for goals based bonus) and $365,700 ($150,000 for monthly consulting services and $215,700 for goals based bonus), respectively, with a balance due of $1,600,000 and $205,300 as of June 30, 2024 and December 31, 2023, respectively.

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

On May 30, 2024 and October 9, 2023, Mr. Haynes gifted 979,294 and 140,000 common shares to convertible noteholders of the Company.

On January 9, 2024, the Company issued 1,000,000 restricted common shares to a third party, valued at $26,300 (based on the estimated fair value of the stock on the date of grant) to provide consulting services to the Company.

On January 15, 2024, the Company issued a convertible promissory note (“January 2024 Note”) in the principal amount of $1,000,000. On February 21, 2024, the noteholder elected to convert the aggregate principal amount of the 2024 Note totaling $1,000,000, into 3,333,333 common shares.

On April 28, 2024, the Company issued 5,000,000 restricted common shares to the Company’s Chief Executive Officer, valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to provide consulting services to the Company.

On June 10, 2024, the Company issued convertible promissory notes (“2024 Notes”) in the principal amount of $7,000. On June 24, 2024, the noteholders elected to convert the aggregate principal amount of the 2024 Notes totaling $7,000, into 100,000 common shares.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Other than as set forth below, and as disclosed in Notes 7 and 10, there have not been any transaction entered into or been a participant in which a related person had or will have a direct or indirect material interest.

On April 2, 2022, the Company entered into a demand note (“Demand Note”) with Bear Village, Inc., a related party, for $36,200. The Demand Note bears no interest, is due on demand, and is unsecured. The Company advanced Bear Village $1,635 and received no repayments during the years ended December 31, 2023 and 2022, respectively. The Company had no advances and received no repayments from Bear Village during the three and six months ended June 30, 2024 and 2023. At December 31, 2023, the Company considered that the balance due from Bear Village of $27,835 was uncollectible.

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock-based compensation during the nine months ended September 30, 2023), and a bonus of $1,200,000 (included in consulting expense during the nine months ended September 30, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at September 30, 2023.

	•	a total of 28,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in December 2024. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to activate the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at September 30, 2023.

	•	a total of 5,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2023. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at September 30, 2023.

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the nine months ended September 30, 2023.

During the three and six months ended June 30, 2024 and 2023, the Company paid Top Flight $0 and $525,000 ($205,300 balance due for consulting services and $319,700 paid in advance for 2024 consulting services), and $120,700 ($75,000 for monthly consulting services and $45,700 for goals based bonus) and $365,700 ($150,000 for monthly consulting services and $215,700 for goals based bonus), respectively, with a balance due of $1,600,000 and $205,300 as of June 30, 2024 and December 31, 2023, respectively.

In April 2023, the Company advanced an officer $3,000. The officer repaid the advance in January 2024.

On April 28, 2024, the Company issued 5,000,000 restricted common shares to the Company’s Chief Executive Officer, valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to provide consulting services to the Company.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2024	2023	2024	2023
Convertible notes payable	12,600,000	13,009,643	12,600,000	13,009,643
Series A convertible preferred stock	500,000,000	500,000,000	500,000,000	500,000,000
Series B convertible preferred stock	48,100,000	63,500,000	48,100,000	63,500,000
Total potentially dilutive shares	560,700,000	576,509,643	560,700,000	576,509,643

The following table sets forth the computation of basic and diluted net loss per share:

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2022	2024	2022

Loss attributable to common stockholders	$(3,333,668)	$(8,348,007)	$(1,150,958)	$(5,481,693)

Basic weighted average outstanding shares of common stock	117,323,150	49,290,256	120,330,508	50,624,946
Dilutive effect of options and warrants	–	–	–	–
Diluted weighted average common stock and common stock equivalents	117,323,150	49,290,256	120,330,508	50,624,946

Loss per share:
Basic and diluted	$(0.03)	$(0.17)	$(0.01)	$(0.11)

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

A court hearing was scheduled for June 20, 2024 in which the Company must appear to explain why the Company has failed to comply with the judgement. Prior to the June 20, 2024 court date, the Company provided the requested documents to Zuchaer who then filed a motion to cancel the court date and begin settlement discussions. To date, no settlement has been agreed upon and the Company is currently in discussions with Zuchaer.

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

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock-based compensation during the year ended December 31, 2023), and a bonus of $1,200,000 (included in consulting expense during the year ended December 31, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023. On December 31, 2023, the Kinsley Mountain Agreement was mutually cancelled as the Kinsley Mountain Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. The previously recognized bonus of $1,200,000 was reversed to consulting expense in General and administrative expenses in the Company’s Consolidated Statements of Operations as of December 31, 2023.

	•	a total of 28,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in December 2024. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to activate the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

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

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the three and six months ended June 30, 2024 and 2023.

During the three and six months ended June 30, 2024 and 2023, the Company paid Top Flight $0 and $525,000 ($205,300 balance due for consulting services and $319,700 paid in advance for 2024 consulting services), and $120,700 ($75,000 for monthly consulting services and $45,700 for goals based bonus) and $365,700 ($150,000 for monthly consulting services and $215,700 for goals based bonus), respectively, with a balance due of $1,600,000 and $205,300 as of June 30, 2024 and December 31, 2023, respectively.

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

Sponsorship Agreement

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner. During the three and six months ended June 30, 2024 and 2023, the Company made payments of $0 and $100,000, and $50,000 and $50,000, respectively, to the Aces with a balance due of $1,175,625 and $825,000 as of June 30, 2024 and December 31, 2023, respectively.

Collateralized Bond Obligation Program

Financing Engagement Agreement

On April 4, 2023, the Company entered into an engagement letter with SP Securities LLC in which SP Securities will serve as a corporate advisor for the Company’s market value collateralized bond obligation program. The consulting fee shall be a cash fee in the amount of (i) $15,000 due and payable at the signing of this Agreement and $10,000 due and payable on April 17, 2023 and (ii) $15,000 due and payable on the 1st day of each succeeding calendar month, commencing on May 1, 2023. The Company has paid a retainer fee of $40,000 during the year ended December 31, 2023 with a prepaid balance of $40,000 and $40,000 as of June 30, 2024 and December 31, 2023.

On August 25, 2022, the Company entered into a Legal Services Agreement with The George Law Group in connection with an issuance of multi-tranched securitization (“Financing”) which shall utilize a pledge of the Company’s stock and other properties currently owned or under the Company’s control. The legal fee shall be one-half of one percent (0.5%) of the par amount of any Financing. The Company has paid a retainer of $36,020 during the year ended December 31, 2023 with a prepaid balance of $78,020 and $78,020 as of June 30, 2024 and December 31, 2023, respectively.

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

Bear Village

In January 2024, the Company executed an agreement with a third-party Engineering and Construction Services company for Engineering and Environmental Services (“Services”) for the Bear Village and development project totaling $436,060 (including a retainer of $109,015). The Company made a payment of $80,000 toward the retainer in January 2024. The Services include Environmental Site Assessment; Boundary, Topographic, and Tree Location Survey; Geotechnical assistance; Design Engineering Services; Permitting; and, Landscape Architecture.

In February 2024, the Company executed an agreement with a third-party consulting firm to prepare a feasibility study and EB-5 portal representation for foreign investment for the Bear Village and development project in Georgia totaling $18,000. Congress created the EB-5 Program in 1990 to stimulate the U.S. economy through job creation and capital investment by foreign investors.

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2024, to the date these consolidated financial statements were issued. Except as noted below, management has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

July 2024 Note

In July 2024, the Company authorized a convertible promissory note (“July 2024 Note”) that bears no interest and is due and payable on January 31, 2025 for aggregate gross proceeds of $20,000. The holder of the July 2024 Note has the right, at the holder's option, to convert the principal amount of these notes, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share for notes into the Company’s common stock if before any public offering. The July 2024 Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

In July 2024, noteholder elected to convert the aggregate principal amount of the Notes totaling $20,000 into 285,714 common shares.

Sale of Bear Village Intellectual Property

On July 5, 2024, the Company entered into an Intellectual Property Agreement (“Agreement”) to sell all of the intellectual property of Bear Village held by the Company for a total of $350,000 to related parties, Mr. Ricardo Haynes, Mr. Eric Collins, Mr. Lance Lehr, Ms. Tori White and Mr. Donald Keer, each as an individual and principal shareholder (“Shareholders”) of the Company. The terms of the Agreement provide for a cash deposit of $5,000, which was paid on August 9, 2024, and the balance of $345,000 to be paid on or before December 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Thunder Energies Corporation for the period ended June 30, 2024 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Recent Developments

Common Stock

On April 28, 2024, the Company issued 5,000,000 restricted common shares to the Company’s Chief Executive Officer, valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to provide consulting services to the Company.

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

On May 30, 2024 and October 9, 2023, Mr. Haynes gifted 979,294 and 140,000 common shares to convertible noteholders of the Company.

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

Short-term loans payable

The Company borrows funds from time to time for working capital purposes. During the six months ended June 30, 2024, the Company had borrowings totaling $40,600 and made repayments totaling $7,000 for a balance of $33,600 at June 30, 2024. Advances are non-interest bearing and due on demand.

Convertible Note Payable

Short Term

July 2024 Note

In July 2024, the Company authorized a convertible promissory note (“July 2024 Note”) that bears no interest and is due and payable on January 31, 2025 for aggregate gross proceeds of $20,000. The holder of the July 2024 Note has the right, at the holder's option, to convert the principal amount of these notes, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share for notes into the Company’s common stock if before any public offering. The July 2024 Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

In July 2024, noteholder elected to convert the aggregate principal amount of the Notes totaling $20,000 into 285,714 common shares.

2024 Notes

In June 2024, the Company authorized convertible promissory notes (“2024 Notes”) that bear no interest and are due and payable on December 31, 2024 for aggregate gross proceeds of $7,000. The holders of the 2024 Notes have the right, at the holder's option, to convert the principal amount of these notes, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share for notes into the Company’s common stock if before any public offering. The 2024 Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

In June 2024, noteholders elected to convert the aggregate principal amount of the Notes totaling $7,000 into 100,000 common shares. As of June 30, 2024, there is no amount outstanding under the 2024 convertible notes.

January 2024 Note

In January 2024, the Company issued a convertible promissory note (“January 2024 Note”) in the principal amount of $1,000,000. The 2024 Note bears no interest and is due and payable on July 31, 2024. The holder of the January 2024 Note has the right, at the holder's option, to convert the principal amount of this note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $0.30 per share, or 3,333,333 shares. The January 2024 Note allows for the repurchase of up to a total of 3,333,333 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The 2024 Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holder of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note. Should the Company be insolvent, the holder has the right to be made whole of their investment plus 20%. In addition, the Company executed a Technology Services Agreement with the noteholder giving the noteholder a preference/option for all technology service projects of the Company in real estate development. In January 2024, the noteholder elected to convert the aggregate principal amount of the January 2024 Note totaling $1,000,000, into 3,333,333 common shares.

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

During the fiscal year 2023, noteholders elected to convert the aggregate principal amount of the Notes totaling $1,776,275, into 15,838,150 common shares. As of June 30, 2024 and December 31, 2023, there is no amount outstanding under the April 2022 convertible notes.

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

$40,000,000 Convertible Note

On May 13, 2022, the Company issued a convertible promissory note in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. As amended effective May 7, 2023, the Convertible Promissory Note shall not be enforceable until such time as the Holder’s consideration, RoRa Coin is “live” on an exchange, or swap engine, and available through a mutually agreed upon cryptocurrency wallet such as NyX, MetaMask, Exodus, Ledger, or similar. The expected date for being live is in December 2023. The parties agree to establish a time is of the essence date of December 31, 2023 for Holder to meet the “live” requirement. Should Holder not meet the “live” requirement by December 31, 2023, then Borrower shall return all RoRa Coins and Holder shall release all claims on any shares or Convertible Promissory Note, Conversion rights shall not vest until such time as the holder’s consideration, Coins are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above. The Company is currently in discussions with the Holder to extend the “live” requirement. With regard to the amended agreement that featured a December 31, 2023 manifestation deadline, both parties mutually agreed to await the approval of the RORAP coins presence on the Monetaforge Marketplace, which occurred in April 2024, that will facilitate the beginning of RORAP's presence on multiple digital coin exchange platforms by December 2024.

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

On April 28, 2024, the Company issued 5,000,000 restricted common shares to the Company’s Chief Executive Officer, valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to provide consulting services to the Company.

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

Consulting Agreements

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	a total of 15,000,000 common shares issued on the inception of the agreement of April 6, 2022, valued at $450,000 (based on the Company’s stock price on the date of issuance) and vesting immediately. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

2.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock-based compensation during the year ended December 31, 2023), and a bonus of $1,200,000 (included in consulting expense during the year ended December 31, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023. On December 31, 2023, the Kinsley Mountain Agreement was mutually cancelled as the Kinsley Mountain Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. The previously recognized bonus of $1,200,000 was reversed to consulting expense in General and administrative expenses in the Company’s Consolidated Statements of Operations as of December 31, 2023.

	•	a total of 28,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in December 2024. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to activate the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

	•	a total of 5,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2024. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the three and six months ended June 30, 2024 and 2023.

During the three and six months ended June 30, 2024 and 2023, the Company paid Top Flight $0 and $525,000 ($205,300 balance due for consulting services and $319,700 paid in advance for 2024 consulting services), and $120,700 ($75,000 for monthly consulting services and $45,700 for goals based bonus) and $365,700 ($150,000 for monthly consulting services and $215,700 for goals based bonus), respectively, with a balance due of $1,600,000 and $205,300 as of June 30, 2024 and December 31, 2023, respectively.

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

Sponsorship Agreement

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner. During the three and six months ended June 30, 2024 and 2023, the Company made payments of $0 and $100,000, and $50,000 and $50,000 respectively, to the Aces with a balance due of $1,175,625 and $825,000 as of June 30, 2024 and December 31, 2023, respectively.

Collateralized Bond Obligation Program

Financing Engagement Agreement

On April 4, 2023, the Company entered into an engagement letter with SP Securities LLC in which SP Securities will serve as a corporate advisor for the Company’s market value collateralized bond obligation program. The consulting fee shall be a cash fee in the amount of (i) $15,000 due and payable at the signing of this Agreement and $10,000 due and payable on April 17, 2023 and (ii) $15,000 due and payable on the 1st day of each succeeding calendar month, commencing on May 1, 2023. The Company has paid a retainer fee of $40,000 during the year ended December 31, 2023 with a prepaid balance of $40,000 and $40,000 as of June 30, 2024 and December 31, 2023.

On August 25, 2022, the Company entered into a Legal Services Agreement with The George Law Group in connection with an issuance of multi-tranched securitization (“Financing”) which shall utilize a pledge of the Company’s stock and other properties currently owned or under the Company’s control. The legal fee shall be one-half of one percent (0.5%) of the par amount of any Financing. The Company has paid a retainer of $36,020 during the year ended December 31, 2023 with a prepaid balance of $78,020 and $78,020 as of June 30, 2024 and December 31, 2023, respectively.

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

In January 2024, the Company executed an agreement with a third-party Engineering and Construction Services company for Engineering and Environmental Services (“Services”) for the Bear Village and development project totaling $436,060 (including a retainer of $109,015). The Company made a payment of $80,000 toward the retainer in January 2024. The Services include Environmental Site Assessment; Boundary, Topographic, and Tree Location Survey; Geotechnical assistance; Design Engineering Services; Permitting; and, Landscape Architecture.

In February 2024, the Company executed an agreement with a third-party consulting firm to prepare a feasibility study and EB-5 portal representation for foreign investment for the Bear Village and development project in Georgia totaling $18,000. Congress created the EB-5 Program in 1990 to stimulate the U.S. economy through job creation and capital investment by foreign investors.

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

On July 5, 2024, the Company entered into an Intellectual Property Agreement (“Agreement”) to sell all of the intellectual property of Bear Village held by the Company for a total of $350,000 to related parties, Mr. Ricardo Haynes, Mr. Eric Collins, Mr. Lance Lehr, Ms. Tori White and Mr. Donald Keer, each as an individual and principal shareholder (“Shareholders”) of the Company. The terms of the Agreement provide for a cash deposit of $5,000, which was paid on August 9, 2024, and the balance of $345,000 to be paid on or before December 31, 2024.

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

Results of Operations for the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023

Net revenues	$–	$–
Cost of sales	–	–
Gross Profit	–	–
Operating expenses	1,081,891	5,408,639
Other expense	(88,165)	(73,054)
Net loss before income taxes	$(1,170,056)	$(5,481,693)

Net Revenues

For the three months ended June 30, 2024 and 2023, we had no revenues.

Cost of Sales

For the three months ended June 30, 2024 and 2023, we had no cost of sales as we had no revenues.

Operating Expenses

Operating expenses decreased by $4,326,748, or 80.0%, to $1,062,638 for three months ended June 30, 2024 from $5,408,639 for the three months ended June 30, 2023 primarily due to decreases in stock based compensation of $3,288,000, consulting costs of $1,072,103, travel costs of $4,181, investor relations costs of $8,450, and general and administration costs of $45, offset primarily by increases in professional fees of $30,293, marketing costs of $14,998, and rent of $585, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended June 30, 2024, we had marketing expenses of $226,175, stock-based compensation of $500,000, and general and administrative expenses of $355,716, primarily due to professional fees of $51,429, investor relations costs of $750, consulting fees of $285,228, travel costs of $14,492, rent of $585, and general and administration costs of $3,232, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended June 30, 2023, we had marketing expenses of $211,177, stock-based compensation of $3,788,000, and general and administrative expenses of $1,409,462 primarily due to professional fees of $21,136, investor relations costs of $9,200, consulting fees of $1,357,331, travel costs of $18,673, and general and administration costs of $3,122, as a result of adding administrative infrastructure for our anticipated business development.

Other Expense

Other expense for the three months ended June 30, 2024 totaled $88,165 primarily due to interest expense on notes payable, compared to other expense of $73,054 for the three months ended June 30, 2023 due to interest expense in conjunction with debt discount of $73,054.

Net loss before income taxes

Net loss before income taxes for the three months ended June 30, 2024 and 2023 totaled $1,170,056 and $5,481,693, respectively, primarily representing the operating and other expense as described above.

Financial Condition.

Total Assets.

Assets were $412,766 as of June 30, 2024. Assets were cash of $1,335, notes receivable – related party of $4,403, and prepaid expenses and other assets of $407,028. Assets were $154,519 as of December 31, 2023. Assets were cash of $596, notes receivable – related party of $7,403, and prepaid expenses and other assets of $146,520.

Total Liabilities.

Liabilities were $11,447,475 as of June 30, 2024. Liabilities consisted primarily of accounts payable of $1,502,271, accrued expenses of $1,600,000, accrued interest of $7,481,276, short-term convertible notes payable of $750,766, short-term loans payable of $33,600, and derivative liability of $79,562. Liabilities were $9,380,762 as of December 31, 2023. Liabilities consisted primarily of accounts payable of $1,180,382, derivative liability of $79,562, accrued expenses of $58,300, accrued interest of $7,311,752, and convertible notes payable of $750,766.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Net revenues	$–	$–
Cost of sales	–	–
Gross Profit	–	–
Operating expenses	3,180,292	5,940,329
Other expense	(172,474)	(2,407,678)
Net loss before income taxes	$(3,352,766)	$(8,348,007)

Net Revenues

For the six months ended June 30, 2024 and 2023, we had no revenues.

Cost of Sales

For the six months ended June 30, 2024 and 2023, we had no cost of sales as we had no revenues.

Operating Expenses

Operating expenses decreased by $2,760,037, or 46.5%, to $3,161,195 for six months ended June 30, 2024 from $5,940,329 for the six months ended June 30, 2023 primarily due to decreases in stock based compensation of $3,261,700, investor relations costs of $27,300, and travel costs of $40,292, offset primarily by increases in marketing costs of $39,166, professional fees of $9,375, consulting fees of $519,117, rent of $1,170, and general and administration costs of $428, as a result of adding administrative infrastructure for our anticipated business development.

For the six months ended June 30, 2024, we had marketing expenses of $459,357, stock-based compensation of $526,300, and general and administrative expenses of $2,194,635 primarily due to professional fees of $93,907, investor relations costs of $1,500, consulting fees of $2,074,588, travel costs of $18,276, rent of $1,170, and general and administration costs of $5,195, as a result of adding administrative infrastructure for our anticipated business development.

For the six months ended June 30, 2023, we had marketing expenses of $420,191, stock-based compensation of $3,788,000, and general and administrative expenses of $1,732,138 primarily due to professional fees of $84,532, investor relations costs of $28,800, consulting fees of $1,555,471, travel costs of $58,568, and general and administration costs of $4,767, as a result of adding administrative infrastructure for our anticipated business development.

Other Expense

Other expense for the six months ended June 30, 2024 totaled $172,474 primarily due to interest expense on notes payable of $172,474, compared to other expense of $2,407,678 for the six months ended June 30, 2023 primarily due to interest expense on notes payable of $2,399,299 and the change in derivative liability of $8,379.

Liquidity and Capital Resources.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $20,098,552 and $16,745,786 at June 30, 2024 and December 31, 2023, had a working capital deficit of $11,034,709 and $9,226,243 at June 30, 2024 and December 31, 2023, respectively, had a net loss of $1,170,056 and $3,352,766, and $5,481,693 and $8,348,007 for the three and six months ended June 30, 2024 and 2023, respectively, and net cash used in operating activities of $1,050,861 and $485,371 for the six months ended June 30, 2024 and 2023, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had an increase in cash flows of $739 in the six months ended June 30, 2024 resulting from cash provided by financing activities of $1,051,600, and offset primarily by cash used in operating activities of $1,050,861.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Net cash provided by (used in):
Operating activities	$(1,050,861)	$(861,500)
Investing activities	–	–
Financing activities	1,051,600	824,675
Net (decrease) increase in cash	$739	$(36,825)

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Cash Flows from Operating Activities – For the six months ended June 30, 2024, net cash used in operations was $1,050,861 compared to net cash used in operations of $485,371 for the six months ended June 30, 2023. Net cash used in operations was primarily due to a net loss of $3,352,766 for six months ended June 30, 2024 and the changes in operating assets and liabilities of $1,775,605, primarily due to the increases in accounts payable of $321,889, accrued interest of $169,524, accrued expenses of $1,541,700, and notes receivable – related party of $3,000, offset partially by the decrease in prepaid expenses of $260,508. In addition, net cash used in operating activities includes adjustments to reconcile net profit from stock-based compensation of $526,300.

For the six months ended June 30, 2023, net cash used in operations was $861,500 primarily due to a net loss of $8,348,007 for six months ended June 30, 2023 and the changes in operating assets and liabilities of $3,690,128, primarily due to the increase in accrued interest of $2,399,298, accounts payable of $419,349, and accrued expenses of $974,555, offset partially by decreases in notes receivable – related party of $4,635, deferred offering costs of $16,750, and prepaid expenses of $81,689. In addition, net cash used in operating activities includes adjustments to reconcile net profit from the change in fair value of derivative liability of $8,379 and stock-based compensation of $3,788,000.

Cash Flows from Investing Activities – For the six months ended June 30, 2024 and 2023, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities – For the six months ended June 30, 2024, net cash provided by financing was $1,051,600, due to proceeds from short term convertible notes of $1,700,000, capital contribution from shareholder of $12,000, proceeds from short-term loans payable totaling $40,600, offset partially by the repurchase of common shares of $1,000 and repayments of short-term loans payable of $7,000. For the six months ended June 30, 2023, net cash provided by financing was $824,675, due to proceeds from short term convertible notes.

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

Common Stock

On March 1, 2022, as amended on October 1, 2022 and December 28, 2022, the Company entered into an Employment Agreement with Mr. Ricardo Haynes whereby Mr. Haynes became the sole Director, CEO and Chairman of the Board, and the acting sole officer of the Company. The Employment Agreement is in effect until September 30, 2027. Under this Employment Agreement, Mr. Haynes will be entitled to a total of 25,000,000 common shares, vesting immediately, valued at $750,000 (based on the Company’s stock price on the date of issuance). In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted into 25,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. On May 22, 2023, Mr. Haynes converted 25,000 shares of the Series B Convertible Preferred Stock into 25,000,000 common shares and subsequently gifted 2,690,000 common shares to six of the Company’s convertible noteholders (including 2,000,000 common shares to a third party, Winsome Consulting). On May 30, 2024 and October 9, 2023, Mr. Haynes gifted 979,294 and 140,000 common shares to convertible noteholders of the Company.

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

•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock-based compensation during the year ended December 31, 2023), and a bonus of $1,200,000 (included in consulting expense during the year ended December 31, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023. On December 31, 2023, the Kinsley Mountain Agreement was mutually cancelled as the Kinsley Mountain Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. The previously recognized bonus of $1,200,000 was reversed to consulting expense in General and administrative expenses in the Company’s Consolidated Statements of Operations as of December 31, 2023.

•	a total of 28,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in December 2024. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to activate the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

•	a total of 5,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2024. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

During the three and six months ended June 30, 2024 and 2023, the Company paid Top Flight $0 and $525,000 ($205,300 balance due for consulting services and $319,700 paid in advance for 2024 consulting services), and $120,700 ($75,000 for monthly consulting services and $45,700 for goals based bonus) and $365,700 ($150,000 for monthly consulting services and $215,700 for goals based bonus), respectively, with a balance due of $1,600,000 and $205,300 as of June 30, 2024 and December 31, 2023, respectively.

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

On April 28, 2024, the Company issued 5,000,000 restricted common shares to the Company’s Chief Executive Officer, valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to provide consulting services to the Company.

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

In January 2024, the Company executed an agreement with a third-party Engineering and Construction Services company for Engineering and Environmental Services (“Services”) for the Bear Village and development project totaling $436,060 (including a retainer of $109,015). The Company made a payment of $80,000 toward the retainer in January 2024. The Services include Environmental Site Assessment; Boundary, Topographic, and Tree Location Survey; Geotechnical assistance; Design Engineering Services; Permitting; and, Landscape Architecture.

In February 2024, the Company executed an agreement with a third-party consulting firm to prepare a feasibility study and EB-5 portal representation for foreign investment for the Bear Village and development project in Georgia totaling $18,000. Congress created the EB-5 Program in 1990 to stimulate the U.S. economy through job creation and capital investment by foreign investors.

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

On July 5, 2024, the Company entered into an Intellectual Property Agreement (“Agreement”) to sell all of the intellectual property of Bear Village held by the Company for a total of $350,000 to related parties, Mr. Ricardo Haynes, Mr. Eric Collins, Mr. Lance Lehr, Ms. Tori White and Mr. Donald Keer, each as an individual and principal shareholder (“Shareholders”) of the Company. The terms of the Agreement provide for a cash deposit of $5,000, which was paid on August 9, 2024, and the balance of $345,000 to be paid on or before December 31, 2024.

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

Short-term Loans Payable

The Company borrows funds from time to time for working capital purposes. During the six months ended June 30, 2024, the Company had borrowings totaling $40,600 and made repayments totaling $7,000 for a balance of $33,600 at June 30, 2024. Advances are non-interest bearing and due on demand.

Convertible Note Payable

Short Term

July 2024 Note

In July 2024, the Company authorized a convertible promissory note (“July 2024 Note”) that bears no interest and is due and payable on January 31, 2025 for aggregate gross proceeds of $20,000. The holder of the July 2024 Note has the right, at the holder's option, to convert the principal amount of these notes, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share for notes into the Company’s common stock if before any public offering. The July 2024 Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

In July 2024, noteholder elected to convert the aggregate principal amount of the Notes totaling $20,000 into 285,714 common shares.

2024 Notes

In June 2024, the Company authorized convertible promissory notes (“2024 Notes”) that bear no interest and are due and payable on December 31, 2024 for aggregate gross proceeds of $7,000. The holders of the 2024 Notes have the right, at the holder's option, to convert the principal amount of these notes, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.07 per share for notes into the Company’s common stock if before any public offering. The 2024 Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above.

In June 2024, noteholders elected to convert the aggregate principal amount of the Notes totaling $7,000 into 100,000 common shares. As of June 30, 2024, there is no amount outstanding under the 2024 convertible notes.

January 2024 Note

In January 2024, the Company issued a convertible promissory note (“2024 Note”) in the principal amount of $1,000,000. The January 2024 Note bears no interest and is due and payable on July 31, 2024. The holder of the January 2024 Note has the right, at the holder's option, to convert the principal amount of this note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $0.30 per share, or 3,333,333 shares. The January 2024 Note allows for the repurchase of up to a total of 3,333,333 converted common shares at $2.75 per share should the Company fail to meet the Regulation A Tier II offering of $5.00 per share. The January 2024 Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holder of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note. Should the Company be insolvent, the holder has the right to be made whole of their investment plus 20%. In addition, the Company executed a Technology Services Agreement with the noteholder giving the noteholder a preference/option for all technology service projects of the Company in real estate development. In January 2024, the noteholder elected to convert the aggregate principal amount of the January 2024 Note totaling $1,000,000, into 3,333,333 common shares.

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

During the fiscal year 2023, noteholders elected to convert the aggregate principal amount of the Notes totaling $1,776,275, into 15,838,150 common shares ($1,689,275 has been converted into 14,956,717 common shares and $87,000 has been converted into 881,433 common shares to be issued). As of June 30, 2024 and December 31, 2023, there is no amount outstanding under the April 2022 convertible notes.

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

$40,000,000 Convertible Note

On May 13, 2022, the Company issued a convertible promissory note in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. As amended effective May 7, 2023, the Convertible Promissory Note shall not be enforceable until such time as the Holder’s consideration, RoRa Coin is “live” on an exchange, or swap engine, and available through a mutually agreed upon cryptocurrency wallet such as NyX, MetaMask, Exodus, Ledger, or similar. The expected date for being live is in December 2023. The parties agree to establish a time is of the essence date of December 31, 2023 for Holder to meet the “live” requirement. Should Holder not meet the “live” requirement by December 31, 2023, then Borrower shall return all RoRa Coins and Holder shall release all claims on any shares or Convertible Promissory Note, Conversion rights shall not vest until such time as the holder’s consideration, Coins are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading. If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above. The Company is currently in discussions with the Holder to extend the “live” requirement. With regard to the amended agreement that featured a December 31, 2023 manifestation deadline, both parties mutually agreed to await the approval of the RORAP coins presence on the Monetaforge Marketplace, which occurred in April 2024, that will facilitate the beginning of RORAP's presence on multiple digital coin exchange platforms by December 2024.

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

On April 28, 2024, the Company issued 5,000,000 restricted common shares to the Company’s Chief Executive Officer, valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to provide consulting services to the Company.

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

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock-based compensation during the year ended December 31, 2023), and a bonus of $1,200,000 (included in consulting expense during the year ended December 31, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023. On December 31, 2023, the Kinsley Mountain Agreement was mutually cancelled as the Kinsley Mountain Agreement would not allow the Company to meet the requirements of a Regulation A Tier II offering. The previously recognized bonus of $1,200,000 was reversed to consulting expense in General and administrative expenses in the Company’s Consolidated Statements of Operations as of December 31, 2023.

	•	a total of 28,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in December 2024. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to activate the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

	•	a total of 5,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2024. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at December 31, 2023.

3.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

4.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the three and six months ended June 30, 2024 and 2023.

During the three and six months ended June 30, 2024 and 2023, the Company paid Top Flight $0 and $525,000 ($205,300 balance due for consulting services and $319,700 paid in advance for 2024 consulting services), and $120,700 ($75,000 for monthly consulting services and $45,700 for goals based bonus) and $365,700 ($150,000 for monthly consulting services and $215,700 for goals based bonus), respectively, with a balance due of $1,600,000 and $205,300 as of June 30, 2024 and December 31, 2023, respectively.

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

Sponsorship Agreement

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner. During the three and six months ended June 30, 2024 and 2023, the Company made payments of $0 and $100,000, and $50,000 and $50,000, respectively, to the Aces with a balance due of $1,175,625 and $825,000 as of June 30, 2024 and December 31, 2023, respectively.

Collateralized Bond Obligation Program

Financing Engagement Agreement

On April 4, 2023, the Company entered into an engagement letter with SP Securities LLC in which SP Securities will serve as a corporate advisor for the Company’s market value collateralized bond obligation program. The consulting fee shall be a cash fee in the amount of (i) $15,000 due and payable at the signing of this Agreement and $10,000 due and payable on April 17, 2023 and (ii) $15,000 due and payable on the 1st day of each succeeding calendar month, commencing on May 1, 2023. The Company has paid a retainer fee of $40,000 during the year ended December 31, 2023 with a prepaid balance of $40,000 and $40,000 as of June 30, 2024 and December 31, 2023.

On August 25, 2022, the Company entered into a Legal Services Agreement with The George Law Group in connection with an issuance of multi-tranched securitization (“Financing”) which shall utilize a pledge of the Company’s stock and other properties currently owned or under the Company’s control. The legal fee shall be one-half of one percent (0.5%) of the par amount of any Financing. The Company has paid a retainer of $36,020 during the year ended December 31, 2023 with a prepaid balance of $78,020 and $78,020 as of June 30, 2024 and December 31, 2023, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2024.

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

Short-term Loans Payable

The Company borrows funds from time to time for working capital purposes. During the six months ended June 30, 2024, the Company had borrowings totaling $40,600 and made repayments totaling $7,000 for a balance of $33,600 at June 30, 2024. Advances are non-interest bearing and due on demand.

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

The Company accounts for an embedded conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The embedded conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. The Company recorded a derivative liability of $79,562 and $93,969 as of June 30, 2024 and December 31, 2023, and recorded a change in derivative liability of $0 and $8,379 during the three and six months ended June 30, 2024 and 2023, respectively.

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

$220,000 Note

On September 21, 2020, the Company issued a convertible promissory note in the principal amount of $220,000. The convertible promissory note bears interest at 8% per annum and is due and payable in twenty-four (24) months. The holder of this note has the right, at the holder's option, upon the consummation of a sale of all or substantially all of the equity interest in the Company or private placement transaction of the Company's equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.05 per share. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above. The principal balance due at June 30, 2024 is $220,000 and is presented as a short-term liability in the balance sheet.

As a result of the failure to timely file our Form 10-Q for the three-month period ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. The Company recorded default interest of $22,418 and $43,559, and $17,661 and $34,272 during the three and six months ended June 30, 2024 and 2023, respectively.

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

As a result of the failure to timely file our Form 10-Q for the three-month periods ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. The Company recorded default interest of $41,218 and $80,084, and $32,452 and $62,969 during the three and six months ended June 30, 2024 and 2023, respectively.

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

A court hearing was scheduled for June 20, 2024 in which the Company must appear to explain why the Company has failed to comply with the judgement. Prior to the June 20, 2024 court date, the Company provided the requested documents to Zuchaer who then filed a motion to cancel the court date and begin settlement discussions. To date, no settlement has been agreed upon and the Company is currently in discussions with Zuchaer.

No assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

$40,000,000 Convertible Note

On May 13, 2022, as amended, the Company issued a convertible promissory note to Turvata Holdings Limited in the principal amount totaling $40,000,000 in exchange for 50,000 RoRa Prime Coins (“Coins”), valued at $800 per Coin. The convertible promissory note bears no interest and is due and payable in twenty-four (24) months. The Holder of this Note has the right, at the holder's option, to convert the principal amount of this Note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $2.00 per share. The Convertible Promissory Note shall not be enforceable until such time as the Holder's consideration, RoRa Prime Coin is " live" on a US exchange and available through a mutually agreed upon cryptocurrency wallet such as NyX, Exodus, Ledger, TREZOR Model T Wallet, ZenGo, or Atomic. The parties agree to establish a time is of the essence date of December 31, 2023 for Holder to meet the " live" requirement. Should Holder not meet the " live" requirement by December 31, 2023, then Borrower shall return all RoRa Prime Coins and Holder shall release all claims on any shares or Convertible Promissory Note. Conversion rights shall not vest until such time as the holder’s consideration, Coins, are live on a U.S. Exchange and available through a mutually agreed upon cryptocurrency wallet. The Coins are expected to go live in 2023. Subsequent to the Coins live date and before the holder coverts the Note, should the Company issue any dilutive security, the conversion price will be reduced to the price of the dilutive issuance. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note as described above. The Company is currently in discussions with the Holder to extend the “live” requirement. With regard to the amended agreement that featured a December 31, 2023 manifestation deadline, both parties mutually agreed to await the approval of the RORAP coins presence on the Monetaforge Marketplace, which occurred in April 2024, that will facilitate the beginning of RORAP's presence on multiple digital coin exchange platforms by December 2024.

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

Sponsorship Agreement

On December 15, 2022, the Company entered into a Joint Marketing and Advertising Agreement with the Las Vegas Aces (“Aces”) professional Women’s basketball team. The Aces shall provide the Company branding, digital advertising, and partner marketing and advertising for payments totaling $875,000, $901,250, and $928,288 for the years 2023, 2024, and 2025, respectively. The agreement is effective December 15, 2022 through December 31, 2025, with an option to extend for an additional two years, unless terminated sooner. During the three and six months ended June 30, 2024 and 2023, the Company made payments of $0 and $100,000, and $50,000 and $50,000, respectively, to the Aces with a balance due of $1,175,625 and $825,000 as of June 30, 2024 and December 31, 2023, respectively.

Collateralized Bond Obligation Program

Financing Engagement Agreement

On April 4, 2023, the Company entered into an engagement letter with SP Securities LLC in which SP Securities will serve as a corporate advisor for the Company’s market value collateralized bond obligation program. The consulting fee shall be a cash fee in the amount of (i) $15,000 due and payable at the signing of this Agreement and $10,000 due and payable on April 17, 2023 and (ii) $15,000 due and payable on the 1st day of each succeeding calendar month, commencing on May 1, 2023. The Company has paid a retainer fee of $40,000 during the year ended December 31, 2023 with a prepaid balance of $40,000 and $40,000 as of June 30, 2024 and December 31, 2023.

On August 25, 2022, the Company entered into a Legal Services Agreement with The George Law Group in connection with an issuance of multi-tranched securitization (“Financing”) which shall utilize a pledge of the Company’s stock and other properties currently owned or under the Company’s control. The legal fee shall be one-half of one percent (0.5%) of the par amount of any Financing. The Company has paid a retainer of $36,020 during the year ended December 31, 2023 with a prepaid balance of $78,020 and $78,020 as of June 30, 2024 and December 31, 2023, respectively.

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

On April 28, 2024, the Company issued 5,000,000 restricted common shares to the Company’s Chief Executive Officer, valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to provide consulting services to the Company.

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

Consulting Agreements

On April 6, 2022, as amended on December 2, 2022, the Company entered into a Consulting Agreement with Top Flight Development, LLC (“Top Flight”), an entity controlled by the father of the Company’s Director Real Estate Development, to provide consulting services to the Company. The consulting agreement is in effect until the Company is profitable with a balance sheet of over $400 million or thirty-six (36) months, whichever is longer. Under this consulting agreement, Top Flight will be entitled to the following:

1.	Up to 50,000,000 common shares and $6,000,000 as bonuses based on the goals outlined in the agreement as follows:

	•	a total of 5,000,000 common shares issued on December 15, 2022, valued at $1,000 (based on the Company’s stock price on the date of issuance), vesting immediately, and a bonus of $400,000 resulting from the Company’s execution of the Joint Marketing and Advertising Agreement with the Las Vegas Aces professional Women’s basketball team. The shares are included under Common stock to be issued in the Statement of Changes in Shareholders’ Deficit at December 31, 2022. In February 2023, these shares were converted to Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock.

	•	a total of 12,000,000 common shares issued on January 5, 2023, valued at $1,140,000 (based on the Company’s stock price on the date of issuance), vesting immediately (included in stock-based compensation during the nine months ended September 30, 2023), and a bonus of $1,200,000 (included in consulting expense during the nine months ended September 30, 2023) resulting from the Company’s investment in Kinsley Mountain mineral, resources, and water rights. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at September 30, 2023.

	•	a total of 28,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $2,800,000 resulting from the activation of the $40,000,000 RoRa coins on a recognized exchange which is expected to occur in December 2024. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. Top Flight converted 28,000,000 common shares into 28,000 shares of Series B Convertible Preferred Stock. Each Series B Convertible Preferred Share is entitled to one thousand (1,000) votes and converts into one thousand (1,000) shares of the Company’s common stock. The Company issued 28,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the RoRa coins on a recognized exchange. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at September 30, 2023.

	•	a total of 5,000,000 common shares, vesting immediately and recorded as stock-based compensation, and a bonus of $1,600,000 resulting from the Company’s investment and promotion of Bear Village Resort’s facilities in Tennessee and Georgia which is expected to occur subsequent to the Company’s Regulation A being declared effective. On May 17, 2023, the Company amended the Consulting Agreement to issue the shares and bonus in advance of achieving these remaining consideration terms. The Company issued 5,000,000 Common Shares to Top Flight at $0.08 per share in advance of the goal to promote the Bear Village Resort facilities. 5,000,000 common shares were subsequently converted to 5,000 preferred B stock. There are no restrictions on these common shares and the Company does not intend to cancel them in case the goals are not met. The expected timeline for meeting the goals is December 31, 2023. The shares are included under Common stock in the Statement of Changes in Shareholders’ Deficit at September 30, 2023.

2.	Shall be paid $21,000 per month beginning May 2022 increasing to $25,000 per month beginning January 2023.

3.	Additional awards may be made at the Company’s discretion based on other strategic goals. There were no additional awards granted for the nine months ended September 30, 2023.

During the three and six months ended June 30, 2024 and 2023, the Company paid Top Flight $0 and $525,000 ($205,300 balance due for consulting services and $319,700 paid in advance for 2024 consulting services), and $120,700 ($75,000 for monthly consulting services and $45,700 for goals based bonus) and $365,700 ($150,000 for monthly consulting services and $215,700 for goals based bonus), respectively, with a balance due of $1,600,000 and $205,300 as of June 30, 2024 and December 31, 2023, respectively.

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

As of the end of the period covered by this report (June 30, 2024), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Principal Accounting Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of June 30, 2024, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarter ended June 30, 2024 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 10, 2024, the Company issued convertible promissory notes (“2024 Notes”) in the principal amount of $7,000. On June 24, 2024, the noteholders elected to convert the aggregate principal amount of the 2024 Notes totaling $7,000, into 100,000 common shares.

On April 28, 2024, the Company issued 5,000,000 restricted common shares to the Company’s Chief Executive Officer, valued at $500,000 (based on the estimated fair value of the stock on the date of grant) to provide consulting services to the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

$220,000 Note

On September 21, 2020, the Company issued a convertible promissory note in the principal amount of $220,000. The convertible promissory note bears interest at 8% per annum and is due and payable in twenty-four (24) months. The holder of this note has the right, at the holder's option, upon the consummation of a sale of all or substantially all of the equity interest in the Company or private placement transaction of the Company's equity securities or securities convertible into equity securities, exclusive of the conversion of this note or any similar notes, to convert the principal amount of this note, in whole or in part, plus any interest which accrues hereon, into fully paid and nonassessable shares at a conversion price of $0.05 per share. The Note includes customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, certain events of bankruptcy, liquidation and suspension of the Company’s Common Stock from trading.  If such an event of default occurs, the holders of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note and accrual of interest as described above. The principal balance due at June 30, 2024 is $220,000 and is presented as a short-term liability in the balance sheet.

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

As a result of the failure to timely file our Form 10-Q for the three-month periods ended September 30, 2020, March 31, 2022 and 2021, June 30, 2022, and September 30, 2022, and the Form 10-K for the years ended December 31, 2021 and 2020, the Convertible Notes Payable were in default. The Company recorded default interest of $38,866 and $30,517 during the three and six months ended June 30, 2024 and 2023, respectively.

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

A court hearing was scheduled for June 20, 2024 in which the Company must appear to explain why the Company has failed to comply with the judgement. Prior to the June 20, 2024 court date, the Company provided the requested documents to Zuchaer who then filed a motion to cancel the court date and begin settlement discussions. To date, no settlement has been agreed upon and the Company is currently in discussions with Zuchaer.

No assurance can be made that this matter together with the potential for reputational harm, will not result in a material financial exposure, which could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended June 30, 2024, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

THUNDER ENERGIES CORPORATION

NAME	TITLE	DATE

/s/ Ricardo Haynes	Principal Executive Officer, Principal Accounting Officer, Chairman of the Board of Directors	August 19, 2024
Ricardo Haynes

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

None.

